Form 10-K405
period 1997-12-31
CABOT INDUSTRIAL TRUST
filed 1998-04-07
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from __________ to _____________

                       COMMISSION FILE NUMBER: 333-38383
                                               ---------

                             CABOT INDUSTRIAL TRUST
             (Exact name of registrant as specified in its charter)

        MARYLAND                                              04-3397866
--------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


           TWO CENTER PLAZA, SUITE 200, BOSTON, MASSACHUSETTS  02108
              (Address of principal executive offices)  (Zip code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 723-0900

     Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH
     -------------------                       ------------------------------
                                               REGISTERED
                                               ----------

     Common Shares of Beneficial               New York Stock Exchange
     Interest, $.01 par value

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes       No   X
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the common shares of beneficial interest held by non-affiliates of the registrant was approximately $407,948,500 based on the closing price ($22.00) for such shares on the New York Stock Exchange on March 24, 1998.

As of March 24, 1998, there were 18,586,764 shares of the registrant's common shares of beneficial interest outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1998 annual meeting of shareholders' are incorporated by reference into Part III.

                               TABLE OF CONTENTS
                               -----------------

               Description                                                                        Page
               ------------                                                                       ----
PART I

Item 1.        Business.......................................................................     1
Item 2.        Properties.....................................................................    10
Item 3.        Legal Proceedings..............................................................    15
Item 4.        Submission of Matters to a Vote of Security Holders............................    15

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters..........    16
Item 6.        Selected Financial Data........................................................    18
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operation.......................................................    19
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.....................    22
Item 8.        Financial Statements and Supplementary Data ...................................    23
Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.......................................................    39

PART III

Item 10.        Directors and Executive Officers of the Registrant............................    40
Item 11.        Executive Compensation........................................................    40
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management....................................................................    40
Item 13.        Certain Relationships and Related Transactions................................    40

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............    43

EXHIBIT INDEX  ..................................................................     43

POWER OF ATTORNEY  ...............................................................    41

SIGNATURES  .....................................................................     42


                                    PART I


Item 1.   BUSINESS
          --------


THE COMPANY

Cabot Industrial Trust (the "Company") was organized on October 10, 1997 as a Maryland real estate investment trust to continue and expand the national industrial real estate business of Cabot Partners Limited Partnership ("Cabot Partners"). The Company is the sole general partner of Cabot Industrial Properties, L.P. (the "Operating Partnership") in which it holds a 42.8% interest. The Company's properties and property interests are generally owned and operated through the Operating Partnership. The Company is an internally managed, fully integrated real estate company which, through the Operating Partnership, acquires or develops, leases, manages, and holds for investment industrial real estate properties in the West, Midwest, Northeast, Southeast and Southwest areas of the United States.

In February 1998, the Company completed an initial public offering of 8,625,000 common shares of beneficial interest ("Common Shares") of the Company and a private placement of 1,000,000 common shares of beneficial interest to a group of investors, in each case, at an offering price of $20.00 per common share (the "Offering Price") (collectively the "Offerings"). The Offerings resulted in net proceeds to the Company of approximately $173.9 million. Concurrently with the completion of the Offerings, the Company completed business combinations (the "Formation Transactions") involving Cabot Partners and certain property-owning entities, each of which was organized by Cabot Partners and one or more institutional investors or by institutional investors with no prior relationship with Cabot Partners (collectively the "Contributing Investors"). The Formation Transactions resulted, among other things, in the transfer of ownership to the Operating Partnership of 122 properties. As described under "Recent Developments," subsequent to the completion of the Offerings, the Operating Partnership executed a credit facility agreement with a syndicate of banks with Morgan Guaranty Trust Company of New York as its lead agent in the amount of $325 million and has acquired 23 additional properties with a total approximate cost of $154.9 million.

As of March 24, 1998, the Company wholly owns 145 industrial properties located in 21 states throughout the United States (the "Properties") containing approximately 22 million rentable square feet. As of March 24, 1998, the Company has contracted to purchase four additional industrial properties containing approximately 704,000 square feet.

The Company's goal is to be the preeminent national real estate company focused on serving a variety of industrial space users. As of March 24, 1998, the Company owns and operates a diversified portfolio of properties and has a significant market presence across the United States, with properties in a total of 21 markets (17 of which the Company has identified as principal targeted markets) and including Properties with more than one million rentable square feet in eight of such markets. Its tenant base ranges from large national distributors using bulk warehouse and other types of industrial space in multiple locations to small companies located in single flexible workspace properties. The Properties are within overnight trucking access (a 500-mile radius) to 90% of the country's population. The Company believes that its geographic diversification and substantial presence in multiple markets is a strategic advantage that allows it (i) to serve industrial space users with multiple site and industrial property type requirements, (ii) compete more effectively in its individual markets and (iii) respond quickly to acquisition opportunities in markets across the country.

The Company's 17 principal targeted markets are identified below under the heading "Properties". The Company offers a broad spectrum of industrial property types to meet the diverse needs of its tenants. The Company classifies its properties into three general categories: bulk distribution properties, multitenant distribution properties and workspace properties (light assembly and flex/R&D). The following table provides information concerning the general characteristics and the Company's holdings of each of these property types as of March 24, 1998.


------------------------------------------------------------------------------------------------------------
                                           RENTABLE SQUARE FEET                ANNUALIZED NET RENT
                                           -----------------------------------------------------------------

PROPERTY          PROPERTY                 NUMBER               % OF    AMOUNT        % OF     PER LEASED
TYPE              CHARACTERISTICS                               TOTAL                 TOTAL    SQUARE FOOT
------------------------------------------------------------------------------------------------------------
Bulk             Buildings configured      12,067,686           54%     $37,685,190    47%           $3.24
Distribution     for large tenants
                 (generally at least
                 100,000 square feet;
                 building depths of
                 240 feet or more)
------------------------------------------------------------------------------------------------------------
Multitenant      Buildings configured       6,861,171           31       24,444,578        31         3.73
Distribution     for multitenant use
                 (generally tenant
                 sizes of
                 10,000-100,000
                 square feet;
                 building depths of
                 less than 240 feet)
------------------------------------------------------------------------------------------------------------
Workspace        Light assembly and         3,486,592           15       17,841,950        22         5.29
                 flex/R&D (generally
                 tenant sizes of
                 3,000-70,000 square
                 feet)
------------------------------------------------------------------------------------------------------------
Total/                                     22,415,449          100%     $79,971,718       100%       $3.71
weighted
 average
------------------------------------------------------------------------------------------------------------

The Company intends to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") beginning with its fiscal year ended December 31, 1998. As a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes its taxable income to its shareholders.

The Company's principal executive offices are located at Two Center Plaza, Suite 200, Boston, Massachusetts 02108, and its telephone number is (617) 723-0900. The Company has regional offices in Los Angeles, Dallas and Orlando.

RECENT DEVELOPMENTS

Subsequent to the completion of the Offerings, the Company has acquired 23 properties in Atlanta, Dallas, Harrisburg, Los Angeles, Orlando, Phoenix and San Diego for $154.9 million in 11 separate transactions. The 23 properties, 13 of which are distribution properties and 10 of which are workspace properties, consist of 3.9 million rentable square feet. As of March 24 1998, the Company has contracted to acquire four additional distribution and workspace properties in the Atlanta, Minneapolis, Chicago and Los Angeles markets, consisting of 704,019 rentable square feet. The Company expects to complete these acquisitions in April 1998.

On March 16, 1998 the Operating Partnership entered into a $325 million unsecured revolving line of credit (the "Acquisition Facility") with Morgan Guaranty Trust Company of New York. The line of credit matures on March 16, 2001. The applicable interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on the Operating Partnership's loan-to-value ratio. The line of credit is intended to be used to acquire and develop properties and for working capital needs. The syndication of the Acquisition Facility to nine other banks was completed on March 27, 1998.

BUSINESS STRATEGIES

The Company's fundamental business objectives are to maximize the total return to its shareholders through growth in its cash available for distribution per Common Share and in the value of its portfolio of industrial properties and operations. The Company believes that it is well positioned to take advantage of the opportunities presented by today's changing industrial real estate markets through the business strategies and operations described below.

Leveraging Substantial National Market Presence

The Company believes that maintaining and expanding its market presence in its 17 principal targeted markets across the country will be an important factor in achieving future growth and its targeted returns on investment.

The Company's substantial market presence in its principal markets will provide significant strategic advantages. Foremost among these advantages is that the Company is well positioned to market its industrial space to national companies and third-party logistics companies who have space requirements in multiple markets. Approximately 36% of the Company's rentable space is leased by Fortune 1,000 companies, subsidiaries thereof, and major third-party logistics companies serving such companies. The Company is pursuing a national tenant marketing program that, in addition to the quality and attractive locations of the Properties, will emphasize the advantages of dealing with a single source for a company's industrial space needs. These advantages include greater efficiency of lease negotiations and day-to-day property management, as well as better understanding of the tenants' current needs and prospective space requirements. The Company serves 13 tenants in multiple Properties (four of which tenants use Properties in multiple markets) accounting for approximately 18% of the Company's Annualized Net Rents as of March 24, 1998.

Having a substantial inventory of properties and significant leasing activities within each local market increases the Company's visibility to prospective tenants and enables the Company to establish strong relationships with leasing brokers and other local market participants. These brokers and other local market participants serve as sources of information and potential tenant referrals. In addition, larger inventories increase the Company's opportunities to relocate tenants to one or more of its other properties as their needs change. Critical mass also permits the Company to achieve the economies of scale necessary to support the management personnel and infrastructure needed to build long-term tenant relationships.

Serving a Variety of Tenants By Offering a Broad Spectrum of Industrial Property Types.

The Company believes that its broad offering strategy provides complementary benefits in meeting the company's growth objectives. Offering a broad spectrum of industrial property types and the Company's size enable it to provide better service, on a more cost-efficient basis, to national customers who often need various types of workspace properties, in addition to distribution space, for their local operations. At the same time, offering a variety of property types to smaller companies enables the Company to capture a larger share of the growth in its chosen industrial property markets. The Company's strategy of offering diverse property types also enables the Company to pursue opportunities as they arise across industry segments by responding to shifts in demand at different stages of the economic cycle.

GROWTH STRATEGIES

The Company intends to achieve its growth objectives through a combination of property acquisitions, development and internal growth.

Acquisitions

The Company will seek to capitalize on its competitive advantages primarily by acquiring additional modern, high-quality properties in attractive submarkets within the industrial markets that it currently serves.

Investment Criteria. The Company follows a disciplined, value-oriented strategy in its property acquisitions. The Company seeks to acquire modern, cost-efficient buildings located in key national and regional distribution centers. The Company's investment considerations include (i) capitalization rates, (ii) economic fundamentals in the market, (iii) replacement costs, (iv) rent levels and trends, (v) construction quality and property condition, (vi) historical occupancy rates, (vii) access to transportation,
(viii) proximity to housing, (ix) operating costs, (x) location in modern industrial parks and (xi) local crime rates.

Emphasis on Market Research. The company's property acquisitions are based on extensive research in each targeted market regarding (i) economic and demographic trends; (ii) the supply of and demand for industrial space in targeted submarkets; (iii) existing and potential tenant space requirements;
(iv) rental levels and trends; and (v) the physical characteristics of buildings within the market. The Company's research includes extensive in-market activity by Company employees, including physical site inspections and continuing contacts with leasing brokers and other active participants in the local markets. The Company has compiled the results of its extensive research over the years into a proprietary database which is updated periodically, covering each market and submarket in which it has invested or that it has targeted. The database contains computerized profiles, keyed to Company-prepared aerial maps, of the Company's properties and each of the buildings deemed most competitive to the Company's properties or attractive for acquisition. Such profiles include information regarding the building's age, physical characteristics (including overall dimensions, clear heights and truck court dimensions) and current tenant and lease information.

Diversification of Industrial Property Types. To date, the majority of the Company's properties (78% of the Properties based on Annualized Net Rents at March 24, 1998) have been bulk distribution and multitenant distribution facilities because of the opportunities for superior returns such properties have provided. While the Company expects that both types of properties will continue to be an important focus of its future acquisition program, the Company believes that workspace properties (light assembly and flex/R&D facilities) are also attractive in selected markets where they are in limited supply and strong demand exists. The Company has begun to increase its acquisitions of workspace properties, which represented approximately 22% of its Properties at March 24, 1998 (based on Annualized Net Rents).

Relationships with Institutional Real Estate Investors. Cabot Partners' operations were focused on serving public and private pension funds and other institutional real estate investors in connection with investments in and management of industrial real estate. This has provided the Company's management with an extensive knowledge of and, the Company believes, a favorable reputation with such investors. The Company believes that it will benefit from its relationships with these investors through further acquisitions as they increasingly seek to securitize their direct real estate investments.

Capital and UPREIT Structure. The Company intends to exploit its relatively unleveraged capital structure and substantial equity base in its acquisition and future development activities. The Company believes that its ability to borrow using its $325 million credit facility will enhance its credibility with potential property sellers. The Company's UPREIT structure, which will enable it to acquire industrial properties on a non-cash basis by exchanging Units in the Operating Partnership for properties in a tax-deferred manner, provides an attractive alternative to a taxable cash sale for tax paying property owners.

Development

The Company's senior management has extensive real estate development experience, including experience derived from the industrial park development activities of Cabot, Cabot and Forbes, a nationwide real estate development, investment, construction and management firm that pioneered the development of large scale, planned industrial parks. The Company is engaging its existing tenants in discussions about future space needs and, based on such discussions, believes that financially attractive build-to-suit opportunities from its tenant base may be available over time. The Company also believes that in select target markets there are attractive opportunities for new development with potentially greater returns than those available from the purchase of existing stabilized properties, and it intends to pursue a development program where such opportunities exist. In order to limit initial overhead expenses, the Company intends to begin its development activities by engaging local or regional builders with whom it has established strong relationships. Thereafter, the Company intends to expand its in-house development staff as the Company's development activities increase.

Internal Growth

The Company's primary internal growth strategy is to increase the cash flow generated by the Properties, and from properties that it acquires in the future, by renewing or replacing expiring leases with new leases at higher rents and through rent increase provisions in its leases. In addition, the Company intends to work actively to (i) maintain its historically high occupancy levels by retaining existing tenants, thereby minimizing "down time" and releasing costs,
(ii) improve the occupancy levels of any newly acquired properties that have low occupancy levels, (iii) realize economies of scale from the size of its portfolio of Properties and (iv) control costs. During the period from January 1, 1995 to September 30, 1997, the lease renewal rates for the Properties acquired prior to September 30, 1997 was 84.0%.

LEASES

The Properties typically are leased on a triple net basis, with tenants paying their proportionate share of real estate taxes, operating costs and utilities costs. However, some of the Properties are leased at higher gross rents with the landlord being responsible for paying a stated amount of real estate taxes, operating costs and utilities costs and tenants being responsible for any and all increases in such taxes and costs above that stated amount. Excluding lease renewal options, lease terms typically range from three to five years or, for leases that are renewed, a shorter period of generally two to three years. Approximately half (based on leased square footage) of the leases contain a provision providing for an automatic "stepped rent" increase of a specified amount or percentage at a certain point or points during the term of the lease. Substantially all of the leases of the

Properties require the tenant to pay, as additional rent, either all real estate taxes and operating expenses or all increases in real estate taxes and operating expenses over a base amount.

In addition, many of such leases provide for fixed increases in base rent or indexed escalations (based on the consumer price index or other measures). Management believes that inflationary increases in operating expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

Leases with respect to two of the Properties having a total of approximately 393,386 leasable square feet contain provisions granting the related tenants (or in one case a third party) an option to purchase the related Property at a fixed or formula based price for a specified period. Leases with respect to seven of the Properties having a total of approximately 877,484 leasable square feet (including approximately 204,369 leasable square feet relating to one of the two Properties described above that has both associated option and right of first refusal rights) contain provisions granting to the related tenant (or in one case a third party) a right of first refusal to purchase the related Property at the price offered by a prospective purchaser if such right is exercised within a limited period after notice of the offer. The Company has not to date received indications of intended exercise of any of such rights, other than with respect to one building containing approximately 40,000 rentable square feet. The Company believes the exercise of all or part of such rights would not have a material adverse effect on its operations.

COMPETITION

Numerous industrial properties compete with the Properties in attracting tenants to lease space and additional properties can be expected to be built in the markets in which the Properties are located. The number and quality of competitive industrial properties in a particular area will have a material effect on the Company's ability to lease space at the Properties or at newly acquired properties and on the rents charged. Some of these competing properties may be newer or better located than the Company's Properties.

In addition, the industrial real estate market has become highly competitive. There are a significant number of buyers of industrial property, including other publicly traded industrial REITs, many of which have significant financial resources. This has resulted in increased competition in acquiring attractive industrial properties. Accordingly, it is possible that the Company may not be able to meet its targeted level of property acquisitions and developments due to such competition or other factors which may have an adverse effect on the Company's expected growth in Funds from Operations ("FFO"). The Company may be competing with others that have greater resources than the Company and whose officers and directors have more experience than the Company's officers and Trustees.

INSURANCE

The Company generally carries commercial general liability insurance, standard "all-risk" property insurance, and flood and earthquake (where appropriate) and rental loss insurance with respect to its Properties with policy terms and conditions customarily carried for similar properties. No assurance can be given, however, that material losses in excess of insurance proceeds will not occur in the future which would adversely affect the business of the Company and its financial condition and results of operations. In addition, certain types of losses (such as from civil disturbances or from earthquakes for Properties located in California) may be either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a property, as well as the anticipated future revenue from such property, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property.

With certain exceptions, the Company does not carry earthquake insurance on the Properties located in California. In light of the California earthquake risk, California building codes have since the early 1970's established construction standards for all new buildings and also contain guidelines for seismic upgrading of buildings intended to reduce the possibility and severity of loss from earthquakes. It is the Company's policy to obtain assessments from qualified third-party professionals of the seismic standards of its Properties located in California and to conduct such seismic upgrading thereof as it determines, on the basis of such third-party assessments, to be appropriate. Such upgrading, however, does not eliminate the possibility of earthquake loss. In addition, such upgrading with respect to a number of such Properties is at various stages of completion as of the date hereof, ranging from initial plan review to partial completion of construction. Of the Company's 36 Properties located in California, 15 are covered by earthquake insurance. Seismic upgrading has been completed on four of the Properties located in California and is expected to be completed with respect to its remaining Properties located in California within 12 months from the date hereof. The Company currently maintains blanket earthquake insurance coverage for all Properties located outside California in amounts it deems reasonable.

ENVIRONMENTAL MATTERS

In connection with the ownership and operation of the Properties, the Company may be potentially liable for costs associated with the removal or remediation of certain hazardous or toxic substances or the release into the air of or exposure to hazardous substances, including asbestos containing materials.

Phase I ESAs have been obtained in connection with the Properties contributed to the Company in the Formation Transactions and for each Property acquired since that time. The purpose of Phase I ESAs is to identify potential sources of contamination for which the Company may be responsible and to assess the status of environmental regulatory compliance. The earliest of such Phase I ESAs were obtained in 1988 and Phase I ESAs on approximately 40% of the Properties were obtained prior to 1995. Commonly accepted standards and procedures for such Phase I ESAs have evolved to encompass higher standards and more extensive procedures over the period of 1988 to the present.

Where recommended in the Phase I ESA, invasive procedures, such as soil sampling and testing or the installation and monitoring of groundwater wells, were subsequently performed.

The Phase I ESAs, including subsequent procedures where applicable, have not revealed any environmental liability that the Company believes would have a material adverse affect on the Company's business, assets or results of operations, nor is the Company aware of any material environmental liability. Nevertheless, it is possible that the Phase I ESAs relating to any one of the Properties do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Neither the Company nor, to the knowledge of the Company, any of the previous owners of the Properties has been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of its present or former properties.

THE OPERATING PARTNERSHIP

The business of the Company is operated through the Operating Partnership and Cabot Advisors, Inc., a Delaware corporation (the "Management Company"). The Company is the sole general partner of the Operating Partnership, a Delaware limited partnership, through which it owns the Properties. At March 24, 1998, the partnership interests in the Operating Partnership were as follows: the Company owns a 42.8% general partnership interest, certain institutional investors and others who participated in the Formation Transactions own in the aggregate 53.3% in limited partnership interests and executive officers of the Company own in the aggregate 3.9% in limited partnership interests. The Company's interest in the Operating Partnership entitles it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company's percentage ownership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation). Limited partnership interests in the Operating Partnership are convertible into shares of the Company on a one-for-one basis subject to certain limitations.

The Company holds one unit in the Operating Partnership for each common share that it has issued. The net proceeds of the issuance of common shares of the Company were contributed to the Operating Partnership in exchange for a corresponding number of units of partnership interest.

As the general partner of the Operating Partnership, the Company has the exclusive power under the agreement of limited partnership of the Operating Partnership to manage and conduct the business of the Operating Partnership. The Board of Trustees of the Company manages the affairs of the Company by directing the affairs of the Operating Partnership. The Operating Partnership will terminate on December 31, 2097 unless terminated earlier in connection with, among other things, a merger or a sale of all or substantially all of the assets of the Operating Partnership or upon a vote of the partners. The Operating Partnership is responsible for, and is required to pay when due, all administrative and operating expenses of the Properties.

THE MANAGEMENT COMPANY

The Management Company will provide investment advisory and asset management services to the clients of Cabot Partners which elected not to contribute some or all of their industrial properties to the Company. In addition, the Management Company will provide property management services to the Operating Partnership and to properties of some of its own clients. The Management Company will not provide services relating to any industrial real estate acquisition or development activities that would conflict with the Company's own acquisition and development activities. The Company believes that its investment in the Management Company will help it achieve economies of scale with its property management systems, increase market penetration and provide access to further acquisition opportunities.

In order to permit the Company to share in the income of the Management Company while maintaining its status as a REIT, the Operating Partnership will own all of the Management Company's non-voting preferred stock (representing approximately 95% of its economic interest) and Ferdinand Colloredo-Mansfeld, the Company's Chief Executive Officer, will own all of the Management Company's voting common stock (representing approximately 5% of its economic interest). Although the Company will receive substantially all of the economic benefit of the Management Company's business through dividends from the Operating Partnership, the Company will not be able to vote on the election of the Management Company's directors or officers and, as a result, will not have the ability to control the Management Company's operations or require its board of directors to declare and pay cash dividends.

EMPLOYEES

As of March 24, 1998, the Operating Partnership and the Management Company employ a total of approximately 40 persons, none of which are represented by any collective bargaining organization. The Company believes its employee relations are good.

ITEM 2. PROPERTIES
        ----------

As of March 24,1998, the Company owns a geographically diversified portfolio of 145 Properties having an aggregate of approximately 22 million rentable square feet, approximately 96% of which space was leased to 270 tenants. The Properties are located in 21 states in each of the five principal regions of the United States and are within overnight trucking access (a 500-mile radius) to 90% of the population of the United States. As of March 24, 1998, no single tenant accounted for more than 5.1% of the Company's annualized base rent.

The Company categorizes its Properties into three types: bulk distribution properties, multi-tenant distribution properties, and workspace properties.
Bulk distribution properties are oriented primarily to large national and regional distribution tenants. These properties generally have at least 100,000 square feet of rentable space, building depths of at least 240 feet, clear heights of 24 feet or more, truck courts in excess of 100 feet in depth to accommodate larger modern trucks, a ratio of loading docks to rentable space of one or more per 10,000 square feet, and a location with good access to interstate highways. Multi-tenant distribution properties are oriented primarily to smaller regional and local distribution tenants, and are generally designed to be subdivided to suit tenants whose space requirements generally range from 10,000 square feet to 100,000 square feet. These properties generally have clear heights of 20 feet or more, building depths of less than 240 feet (unless configured with loading docks on two sides), and a location with good access to regional and interstate highways. Both types of distribution property are used predominately for the storage and distribution of goods. Workspace properties are designed to serve a variety of industrial tenants with workspace related requirements, including light manufacturing and assembly, research, testing, re-packaging and sorting, back office and sales office functions. Workspace tenants include smaller companies whose space requirements generally range from 3,000 square feet to 70,000 square feet. Workspace properties generally have clear heights of 14 to 24 feet, attractive building exteriors, office finish of up to 30% or more, parking ratios of one to four spaces per 1,000 rentable square feet, and locations with good access to executive residential areas and local highways, labor supply, and dining and shopping amenities.

The table set forth below summarizes the following information related to the Properties as of March 24, 1998: (i) the name and location of the Properties, identified by each of the Company's 17 principal targeted markets; (ii) the year each property was completed; (iii) the number of properties at each location;
(iv) the rentable square feet at each location; (v) the percent of the rentable square feet of each property that is currently leased; (vi) the annualized net rent for the tenants leasing each property and (vii) the annualized net rent per leased square foot.

                        PROPERTIES BY REGION AND MARKET
                        -------------------------------
                              AS OF MARCH 24, 1998
                              --------------------

                                                        Rentable Square Feet           Annualized Net Rent(1)
                                                        ---------------------  --------------------------------------

                                Year Built/  Number of                                                     Per Leased
Property Type and Location      Renovated   Properties    Number    % Leased      Amount     % of Total   Square Foot
-----------------------------  -----------  ----------  ----------  ---------  ------------  -----------  -----------

Bulk Distribution Properties:
West Region
Los Angeles Market
 South Vintage Avenue,
  Ontario, CA                         1986           2     520,512       100%   $ 1,512,233         1.9%        $2.91
 South Rockefeller Avenue,
  Ontario, CA                         1986           1     164,140       100%       551,510         0.7%         3.36
 East Jurupa Street,
  Ontario, CA                         1986           1     141,132       100%       341,769         0.4%         2.42
 DeForest Circle,
  Mira Loma, CA                       1992           1     250,584       100%       857,943         1.1%         3.42
 Vintage Avenue, Ontario, CA
 Santa Anita Avenue,                  1988           1     284,559       100%       973,200         1.2%         3.42
   Rancho Cucamonga, CA               1988           1     212,300       100%       764,280         1.0%         3.60
                                                    --   ---------       ---    -----------        ----         -----

              Market Subtotal                        7   1,573,227       100%   $ 5,000,935         6.3%        $3.18


San Diego Market
 Dornoch Court, San Diego, CA         1988           1     220,000       100%   $   957,709         1.2%        $4.35
                                                    --   ---------       ---    -----------        ----         -----

Phoenix Market
 North 47th Avenue, Phoenix, AZ       1986           1     163,200       100%       434,283         0.5%        $2.66
 South 63rd Avenue, Phoenix, AZ       1990           1     168,165       100%       450,494         0.6%         2.68
 South 55th Avenue, Phoenix, AZ       1986           1     100,000       100%       300,000         0.4%         3.00
 North 104th Avenue,
  Tolleson, AZ                        1995           1     279,131        56%       457,315         0.6%         2.90
 Van Buren Avenue, Tolleson, AZ       1997           1     278,142       100%       834,426         1.0%         3.00
 South 84th Avenue, Tolleson, AZ      1989           1     236,007       100%       762,468         1.0%         3.23
                                                    --   ---------       ---    -----------        ----         -----

              Market Subtotal                        6   1,224,645        90%     3,238,986         4.1%         2.94
                                                    --   ---------       ---    -----------        ----         -----

West Region Subtotal                                14   3,017,872        96%   $ 9,197,630        11.6%        $3.18


Southwest Region
Dallas Market
 Luna Road, Carrollton, TX            1997           1     205,400       100%       679,992         0.9%        $3.31
 DFW Trade Center, Building 1,
  Grapevine,TX                        1996           1     540,000        70%     1,129,000         1.4%         2.97
 DFW Trade Center, Building
  2, Grapevine, TX                    1997           1     440,000        82%       993,000         1.2%         2.76
 Airline Drive, Building 2,
  Coppell, TX                         1990           1     140,800       100%       492,804         0.6%         3.50
                                                    --   ---------       ---    -----------        ----         -----

Southwest Region/Market Subtotal                     4   1,326,200        82%   $ 3,294,796         4.1%        $3.03

Midwest Region
Chicago Market
 West 73rd Street, Building
  1, Bedford Park, IL                 1982           1     233,282       100%       671,482         0.8%        $2.88
 West 73rd Street, Building
  2, Bedford Park, IL                 1986           1     380,269       100%     1,034,331         1.3%         2.72
 West 73rd Street, Building
  3, Bedford Park, IL                 1979           1     232,000       100%       720,953         0.9%         3.11
 Remington Street,
  Bolingbrook, IL                     1996           1     212,333       100%       796,925         1.0%         3.75
 Harvester Drive, Chicago, IL         1974           1     212,922       100%       798,458         1.0%         3.75
 Arthur Avenue, Elk Grove, IL         1978           1     230,768       100%       653,076         0.8%         2.83
 Ambassador Road,
  Naperville, IL                      1997           1     203,500        65%       503,366         0.6%         3.80
 Mark Street, Wood Dale, IL           1985           1     234,000       100%       809,992         1.0%         3.46
                                                    --   ---------       ---    -----------        ----         -----

              Market Subtotal                        8   1,939,074        96%     5,988,583         7.4%        $3.21

 Cincinnati/Northern
  Kentucky Market
 Holton Drive, Independence, KY       1996           1     352,000       100%       991,952         1.2%        $2.82
 International Way, Hebron,  KY       1990           1     192,000       100%       556,800         0.7%         2.90
 International Road,
  Building 1, Cincinnati, OH          1990           1     192,000       100%       528,000         0.7%         2.75
 International Road,
  Building 2, Cincinnati, OH          1990           1     204,800       100%       721,520         0.9%         3.52
                                                    --   ---------       ---    -----------        ----         -----
              Market Subtotal                        4     940,800       100%     2,798,272         3.5%        $2.97

Columbus Market
 Westbelt Drive, Building 2,
  Columbus OH                         1980           1     229,200       100%       616,343         0.8%        $2.69
 Equity Drive, Building 1,
  Columbus, OH                        1980           1     227,480       100%       648,318         0.8%         2.85
                                                    --   ---------       ---    -----------        ----         -----
              Market Subtotal                        2     456,680       100%    1,264,661          1.6%        $2.77

Other Market
 North State Rd. #9, Howe, IN         1988           1     346,515       100%      762,333          1.0%         2.20
 Lakefront Drive, Earth
  City, MO                            1995           1     189,017       100%      656,400          0.8%         3.47
                                                    --   ---------       ---   -----------         ----         -----

              Market Subtotal                        2     535,532       100%  $ 1,418,733          1.8%         2.65
                                                    --   ---------       ---   -----------         ----         -----

Midwest Region Subtotal                             16   3,872,086        98%  $11,470,249         14.3%         3.02

Southeast Region
Memphis Market
 Pilot Drive, Memphis, TN             1987           1     336,080       100%      795,326          1.0%         2.37
Orlando Market
 Landstreet Road, Building
 1, Orlando FL                        1997           1     355,732       100%    1,639,782          2.0%         4.61
Charlotte Market
 Reames Road, Charlotte, NC           1994           1     105,600       100%      318,227          0.4%         3.01
Atlanta Market
 Highway 316, Dacula, GA              1989           1     326,019       100%    1,041,889          1.3%         3.20
 Westgate Parkway, Atlanta,
  GA                                  1988           1     231,835       100%      556,404          0.7%         2.40
                                                    --   ---------       ---   -----------         ----         -----

              Market Subtotal                        2     557,854       100%  $ 1,598,293          2.0%         2.87
                                                    --   ---------       ---   -----------         ----         -----
Southeast Region Subtotal                            5   1,355,266       100%    4,351,628          5.4%         3.21

                                                        Rentable Square Feet           Annualized Net Rent(1)
                                                        ---------------------  --------------------------------------

                                Year Built/  Number of                                                     Per Leased
Property Type and Location      Renovated   Properties    Number    % Leased      Amount     % of Total   Square Foot
-----------------------------  -----------  ----------  ----------  ---------  ------------  -----------  -----------


Northeast Region
Baltimore/Washington Market
 Tar Bay Drive, Jessup, MD          1990        1          210,000       100%        800,527     1.0%          $3.81
 Oceano Avenue, Jessup, MD          1987        1          243,500       100%        998,350     1.2%           4.10
                                               --        ---------       ---     -----------    ----           -----

              Market Subtotal                   2          453,500       100%      1,798,877     2.2%          $3.97

New York/New Jersey Market
 Pepes Farm Road, Milford, CT       1980        1          200,000       100%        829,998     1.0%           4.15
 South Middlesex Avenue,
  Building 1, Cranbury, NJ          1989        1          204,369       100%        735,728     0.9%           3.60
 Birch Creek Road,                  1991/
  Bridgeport, NJ                    1997        1          203,229       100%        792,463     1.0%           3.90

 Pierce Street, Franklin
  Township, NJ                      1984        1          182,764       100%        776,748     1.0%           4.25
 Herrod Boulevard, South
  Brunswick, NJ                     1989        1          418,000       100%      1,698,384     2.2%           4.06
                                               --        ---------       ---     -----------    ----           -----

              Market Subtotal                   5        1,208,362       100%      4,833,321     6.1%           4.00
                                               --        ---------       ---     -----------    ----           -----

Harrisburg Market
 Brackbill Boulevard,
  Building 1,
 Mechanicsburg,  PA                 1984        1          259,200       100%    $   835,588     1.0%           3.22
 Brackbill Boulevard,
  Building 2,
 Mechanicsburg, PA                  1985        1          235,200       100%    $   758,133     0.9%           3.22
 Cumberland Parkway,
  Mechanicsburg, PA                 1992        1          340,000       100%      1,144,968     1.4%           3.37
                                               --        ---------       ---     -----------    ----           -----

              Market Subtotal                   3          834,400       100%    $ 2,738,689     3.4%           3.28
                                               --        ---------       ---     -----------    ----           -----

Northeast Region Subtotal                      10         2,496,262       100%    $ 9,370,887    11.7%           3.75
                                               --        ----------       ---     -----------    ----           -----
 Bulk Distribution Properties Total            49        12,067,686        96%    $37,685,190    47.1%          $3.24

Multi-tenant Distribution
 Properties:
West Region
Los Angeles Market                  1954/
 East Dyer Road, Santa Ana, CA      1965        1           372,096       100%    $ 1,319,594     1.7%          $3.55
                                               --        ----------       ---     -----------    ----           -----

San Francisco Market
 Reed Avenue, Building 1, West
 Sacramento, CA                     1988        1           103,110       100%    $   378,813     0.5%           3.67
 Reed Avenue, Building 2, West
 Sacramento, CA                     1988        1           105,600       100%        423,336     0.5%           4.01
                                               --        ----------       ---     -----------    ----           -----

              Market Subtotal                   2           208,710       100%    $   802,149     1.0%           3.84

Phoenix Market
 44th Avenue, Phoenix, AZ           1997        1           144,602         0%    $         0     0.0%              0

Seattle Market
 Kent West Corporate Park,
  II, Kent, WA                      1989        1           250,820       100%    $   899,100     1.1%           3.58
                                               --        ----------       ---     -----------    ----           -----

West Region Subtotal                            5           976,228        85%    $ 3,020,843     3.8%           3.63
Southwest Region
Dallas Market
 113th Street, Arlington, TX        1979        1            79,735       100%    $   291,032     0.4%          $3.65
 Airline Drive, Building 1,
  Coppell, TX                       1991        1            75,000       100%        262,500     0.3%           3.50
 North Lake Drive,
  Coppell, TX                       1982        1           230,400       100%        632,581     0.8%           2.75
                                               --        ----------       ---     -----------    ----           -----
Southwest Region/Market Subtotal                3           385,135       100%    $ 1,186,113     1.5%           3.08

Midwest Region
Chicago Market
 Medinah Road, Roselle, IL          1986        2           480,258       100%    $ 2,618,591     3.2%          $5.45
 High Grove Lane,
  Naperville, IL                    1994        1            95,000       100%        392,549     0.5%           4.13
                                    1970/
 Western Avenue, Lisle, IL          1985        1            67,996       100%        383,143     0.5%           5.63
                                               --        ----------       ---     -----------    ----           -----

              Market Subtotal                   4           643,254       100%    $ 3,394,283     4.2%          $5.28

Cincinnati/Northern Kentucky
 Market
 Lake Forest Drive, Building
  1, Blue Ash, OH                   1978        1           239,891        98%    $   633,837     0.8%          $2.69
 Lake Forest Drive, Building
  2, Blue Ash, OH                   1979        1           176,956       100%        459,775     0.6%           2.60
                                               --        ----------       ---     -----------    ----           -----

              Market Subtotal                   2           416,847        99%    $ 1,093,612     1.4%          $2.65

Columbus Market
 International Street,
  Columbus, OH                      1988        1           152,800       100%    $   420,200     0.5%          $2.75
 Port Road, Building 1,
  Columbus, OH                      1995        1           205,109       100%        672,903     0.8%           3.28
 Port Road, Building 2,
  Columbus, OH                      1995        1           156,000       100%        425,899     0.5%           2.73
 Westbelt Drive, Building 1,
  Columbus, OH                      1979        1           202,000       100%      1,010,000     1.3%           5.00
 Dividend Drive, Columbus, OH       1980        1           144,850       100%        434,550     0.5%           3.00
 Twin Creek Drive, Columbus,
  OH                                1989        1           176,000        53%        260,208     0.4%           2.78
                                               --        ----------       ---     -----------    ----           -----

              Market Subtotal                   6         1,036,759        92%    $ 3,223,760     4.0%          $3.38

Other Market
 Sysco Court, Grand Rapids, MI      1985        1            62,700       100%    $   366,689     0.5%          $5.85
                                               --        ----------       ---     -----------    ----           -----

Midwest Region Subtotal                        13         2,159,560        96%    $ 8,078,344    10.1%          $3.90


                                                        Rentable Square Feet           Annualized Net Rent(1)
                                                        ---------------------  --------------------------------------

                                Year Built/  Number of                                                     Per Leased
Property Type and Location      Renovated   Properties    Number    % Leased      Amount     % of Total   Square Foot
-----------------------------  -----------  ----------  ----------  ---------  ------------  -----------  -----------



Southeast Region
Orlando Market
 Orlando Central Park,
  Orlando, FL                       1983          6        1,172,875      94%     $ 3,784,002      4.7%     $3.44
 Kingspointe Parkway,
  Orlando, FL                       1991          1          101,870     100%         404,979      0.5%      3.98
                                                 --       ----------     ---      -----------     ----      -----
Southeast Region/Market Subtotal                  7        1,274,745      94%     $ 4,188,981      5.2%     $3.49

Northeast Region
Boston Market                       1961/
 First Avenue, Needham, MA          1992          1          119,573     100%     $   686,246      0.9%     $5.74

New York/New Jersey Market
 South Middlesex Avenue,
  Building 2, Cranbury, NJ          1982          1          203,404     100%     $   661,062      0.8%     $3.25
 Colony Road, Building 1,
  Jersey City, NJ                   1976          1          262,453     100%         918,438      1.2%      3.50
 Colony Road, Building 2,
  Jersey City, NJ                   1974          1          124,933     100%         499,732      0.6%      4.00
 Pulaski Boulevard,                 1974/
  Bayonne, NJ                       1982          1          224,664     100%         703,139      0.9%      3.13
 Port Jersey Boulevard,
  Building 1, Jersey City, NJ       1974          1          425,121     100%       1,711,838      2.2%      4.03
 Port Jersey Boulevard,
  Building 2, Jersey City, NJ       1974          1          204,564     100%         754,841      0.9%      3.69
 Industrial Drive, Building
  1, Jersey City, NJ                1976          1          263,717     100%         988,939      1.2%      3.75
 Industrial Drive, Building
  2, Jersey City, NJ                1976          1          154,000     100%         615,996      0.8%      4.00
 Industrial Drive, Building
  3, Jersey City, NJ                1972          1           45,274     100%         181,096      0.2%      4.00
                                                 --       ----------     ---      -----------     ----      -----

              Market Subtotal                     9        1,908,130     100%     $ 7,035,081      8.8%     $3.69

Harrisburg Market
 Ritter Road, Mechanicsburg,
  PA                                1986          1           37,800     100%     $   248,970      0.3%     $6.59
                                                 --       ----------     ---      -----------     ----      -----

Northeast Region Subtotal                        11        2,065,503     100%     $ 7,970,297     10.0%     $3.86
                                                 --       ----------     ---      -----------     ----      -----
 Multi-tenant Distribution
  Properties Total                               39       6,861,171      96%     $24,444,578     30.6%     $3.73


Workspace Properties:
West Region
Los Angeles Market
 East Howell Avenue,
  Building 1, Anaheim, CA           1968          1          81,475     100%         327,882      0.4%     $4.02
 East Howell Avenue,
  Building 2, Anaheim, CA           1991          1          25,962     100%         109,040      0.1%      4.20
 Artesia Avenue, Building 1,
  Fullerton, CA                     1991          1          55,498     100%         211,749      0.3%      3.82
 Artesia Avenue, Building 2,
  Fullerton, CA                     1991          1          60,502     100%         232,164      0.3%      3.84
 Commonwealth Avenue,
  Fullerton, CA                     1965          1          62,762      99%         222,270      0.3%      3.59
                                                 --       ----------     ---      -----------     ----      -----

              Market Subtotal                     5         286,199     100%     $ 1,103,105      1.4%     $3.87

San Diego Market
 Avenida Encinas, Building
  1, Carlsbad, CA                   1972          1          80,000     100%         637,720      0.8%     $7.97
 Avenida Encinas, Building
  2, Carlsbad, CA                   1993          1         126,008     100%         716,846      0.9%      5.69
                                                 --       ----------     ---      -----------     ----      -----

             Market Subtotal                      2         206,008     100%     $ 1,354,566      1.7%     $6.58

San Francisco Market
 Brisbane Industrial Park,
  Brisbane, CA                      1965         14         542,378      98%     $ 2,507,549      3.1%     $4.70
 Huntwood Avenue, Hayward, CA       1982          1          62,031     100%         446,628      0.6%      7.20
                                                 --       ----------     ---      -----------     ----      -----

             Market Subtotal                     15         604,409      99%     $ 2,954,177      3.7%     $4.96

Phoenix Market
 East Encanto Drive, Tempe, AZ      1990          1          81,817     100%     $   306,637      0.4%     $3.75
Seattle Market
 Kent West Corporate Park I,
  Kent, WA                          1989          4         151,940     100%     $   966,456      1.2%     $6.36
                                                 --       ----------     ---      -----------     ----      -----

West Region Subtotal                             27       1,330,373      99%     $ 6,684,941      8.4%     $5.06

Southwest Region
Dallas Market
 DFW Trade Center, Building
  3, Grapevine, TX                  1997          1         202,361     100%     $ 1,723,671      2.2%     $8.52
 Diplomat Drive, Carrollton, TX     1997          1          53,375     100%     $   325,044      0.4%     $6.09
                                                 --       ----------     ---      -----------     ----      -----

Southwest Region/Market Subtotal                  2         255,736     100%     $ 2,048,715      2.6%     $8.01

Midwest Region
Cincinnati/Northern Kentucky
 Market
 Empire Drive, Florence, KY         1991          1         101,250     100%     $   318,999      0.4%     $3.15
 Spiral Drive, Building 1,
  Florence, KY                      1988          1          26,556     100%         245,846      0.3%      9.26
 Spiral Drive, Building 2,
  Florence, KY                      1989          1          34,999      93%         257,442      0.3%      7.93
 Creek Road, Blue Ash, OH           1983          1          66,095      88%         410,096      0.5%      7.04
                                                 --       ----------     ---      -----------     ----      -----

              Market Subtotal                     4         228,900      95%     $ 1,232,383      1.5%     $5.64

Columbus Market
 Equity Drive, Building 2,
  Columbus, OH                      1980          1         116,160      61%     $   415,371      0.5%     $5.83
                                                 --       ----------     ---      -----------     ----      -----


Midwest Region Subtotal                           5         345,060      84%     $ 1,647,754      2.0%     $5.69


                                                        Rentable Square Feet           Annualized Net Rent(1)
                                                        ---------------------  --------------------------------------

                                Year Built/  Number of                                                     Per Leased
Property Type and Location      Renovated   Properties    Number    % Leased      Amount     % of Total   Square Foot
-----------------------------  -----------  ----------  ----------  ---------  ------------  -----------  -----------



Southeast Region
Charlotte Market                     1957/
 Old Charlotte Highway,              1972        2        253,930       100%     $   986,000      1.2%        $3.88
  Monroe, NC
                                               ---     ----------       ---      -----------    -----         -----

Atlanta Market
 Cobb International Place,
  Building 1, Atlanta, GA            1996        1         60,000       100%     $   256,500      0.3%        $4.28
 Cobb International Place,
  Building 2, Atlanta, GA            1996        1         68,000        80%         207,659      0.3%         3.82
 South Royal Drive, Building
  1, Tucker, GA                      1987        1         53,402        91%         226,177      0.3%         4.65
 South Royal Drive, Building
  2, Tucker, GA                      1987        1         43,720       100%         176,300      0.2%         4.03
 South Royal Drive, Building
  3, Tucker, GA                      1989        1         37,041       100%         148,588      0.2%         4.01
                                               ---     ----------       ---      -----------    -----         -----

              Market Subtotal                    5        262,163        93%     $ 1,015,224      1.3%        $4.16

Orlando Market
 Boggy Creek Road, Building
  1, Orlando, FL                     1992        1         52,508        99%     $   245,336      0.3%        $4.71
 Boggy Creek Road, Building
  2, Orlando, FL                     1996        1         55,456       100%         297,949      0.4%         5.37
 Landstreet Road, Building
  2, Orlando, FL                     1997        1         55,456        79%         238,052      0.3%         5.42
 Landstreet Road, Building
  3, Orlando, FL                     1996        1         50,018       100%         247,587      0.3%         4.95
                                               ---     ----------       ---      -----------    -----         -----

              Market Subtotal                    4        213,438        94%     $ 1,028,924      1.3%        $5.11

Other Market
 Industrial Drive South,
  Gluckstadt, MS                     1988        1        160,000       100%     $   671,386      0.8%        $4.20
                                               ---     ----------       ---      -----------    -----         -----

Southeast Region Subtotal                       12        889,531        97%     $ 3,701,534      4.6%        $4.31

Northeast Region
Baltimore/Washington Market
 The Crysen Center, Jessup, MD       1985        2        151,863       100%     $   698,610      0.9%        $4.60
 Oakville Industrial Park,
  Alexandria, VA                     1948        6        276,807        93%       1,627,761      2.0%         6.34
                                               ---     ----------       ---      -----------    -----         -----

              Market Subtotal                    8        428,670        95%     $ 2,326,371      2.9%        $5.69


Boston Market
 Technology Drive, Auburn, MA        1973        1         54,400       100%     $   190,368      0.2%        $3.50
 John Hancock Road, Taunton, MA      1986        1         34,224       100%         206,147      0.3%         6.02
                                               ---     ----------       ---      -----------    -----         -----

              Market Subtotal                    2         88,624       100%     $   396,515      0.5%        $4.47

New York/New Jersey Market
 Memorial Drive, Franklin
  Township, NJ                       1988        1        148,598       100%     $ 1,036,120      1.3%        $6.97
                                               ---     ----------       ---      -----------    -----         -----

Northeast Region Subtotal                       11        665,892        97%     $ 3,759,006      4.7%        $5.82
                                               ---     ----------       ---      -----------    -----         -----

  Workspace Properties Total                    57      3,486,592        97%     $17,841,950     22.3%        $5.29
                                               ---     ----------       ---      -----------    -----         -----

Grand Total                                    145     22,415,449        96%     $79,971,718    100.0%        $3.71
                                               ===     ==========       ===      ===========    =====         =====


-------------------------------------------------
(1) "Annualized Net Rent" means annualized monthly Net Rent from leases in effect as of March 24, 1998. "Net Rent" means contractual rent, excluding any reimbursements for real estate taxes or operation expenses.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

The Company is not a party to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company other than routine actions arising in the ordinary course of business, substantially all of which are expected to be covered by liability insurance and which in the aggregate are not expected to have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          --------------------------------------------------------------
          MATTERS
          -------

The Company's common shares began trading on the New York Stock Exchange ("NYSE") on January 30, 1998, under the symbol "CTR." The following table sets forth the high and low sales prices per share as reported on the New York Stock Exchange Composite Tape.


PERIOD                                              HIGH    LOW

January 30, 1998 through March 24, 1998.......      $23.50  $20.875



On March 24, 1998, the Company had 18,586,764 common shares outstanding held of record by 22 shareholders and beneficially by more than 2,000 shareholders.

No dividends have yet been declared or paid by the Company as of March 24, 1998. The Company intends to make regular quarterly cash distributions to its shareholders based upon an initial quarterly distribution rate of $.325 per Common Share. On an annualized basis, this would be $1.30 per common share (or an annual distribution rate of 6.5% based on the Offering Price). The actual operating cash flow that the Company will realize and the amount available for distributions to shareholders will be affected by a number of factors, including the revenues received from the Properties, the distributions received from the Operating Partnership, the operating expenses of the Operating Partnership and Company, the interest expense incurred on borrowings and unanticipated capital expenditures. No assurance can be given that the Company's estimates, on which its initial intended distribution policy is based, will prove accurate. Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual FFO of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant.

PRIVATE PLACEMENT OF 1,000,000 COMMON SHARES OF BENEFICIAL INTEREST OF THE
COMPANY

On February 4, 1998, the Company completed a private placement of 1,000,000 Common Shares to a group of investors represented by Morgan Stanley Asset Management, Inc. ("Morgan Stanley"). Morgan Stanley acted as advisor to the following investors in connection with the private placement: Stichting Bedrijspensioenfonds Voor De Metaalnijhverheid, Stichting Pensioenfonds ABP, MS Real Estate Special Situations Inc., The Morgan Stanley Real Estate Special Situations Funds I, L.P., The Morgan Stanley Real Estate Special Situations Fund II, L.P. and Morgan Stanley Real Estate Special Situations Real Estate Investors, L.P.

The aggregate and sales offering price of such shares was $20,000,000.

The Company relied on Regulation D to effectuate the private placement. All of the investors who purchased common stock in the private placement were qualified institutional buyers within the meaning of Rule 144A, except for one institutional "accredited investor" within the meaning of Rule 501 of Regulation D.

None of the common shares sold by the private placement are subject to conversion.

USE OF PROCEEDS FROM SALES OF COMMON SHARES

On January 29, 1998, the Company's registration statement on Form S-11 (File Number 333-38383) with regard to the public offering of 8,625,000 Common Shares in the Company for an aggregate price of $172,500,000 was declared effective by the Securities and Exchange Commission. The offering commenced on the effective date and terminated on February 4, 1998 with a sale of all the registered shares for an aggregate offering price of $172,500,000. The managing underwriter for the public offering was J.P. Morgan Securities, Inc.

The following table indicates the expenses incurred in connection with the issuance and distribution of Common Shares in the Offerings:


-----------------------------------------------------------------
Description of  Fees and Expenses                   Amount of Fee
---------------------------------                   -------------
Underwriting Discounts and Commissions                $11,212,500
Finders' Fees                                                   0
Underwriters Expenses                                     170,000
Other Expenses                                          7,192,500
                                                      -----------
TOTAL FEES AND EXPENSES                               $18,575,000
                                                      ===========
-----------------------------------------------------------------

     None of such expenses represented direct or indirect payments to
(i)Trustees or officers of the Company or their associates, (ii) persons owning 10 percent or more of any class of the Company's equity securities or (iii) affiliates of the Company. The net proceeds to the Company from the Offerings after deducting the expenses described above were approximately $173.9 million. The net proceeds of the offering were applied as follows through March 24, 1998: approximately $146.5 million for the acquisition of other properties; approximately $13.1 million for the repayment of indebtedness; and approximately $14.3 million for working capital. None of such uses of net proceeds represented direct or indirect payments to (i)Trustees or officers of the Company or their associates, (ii) persons owning 10 percent or more of any class of the Company's equity securities or (iii) affiliates of the Company.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     The Company was organized on October 10, 1997, but did not commence operations in its current form until February 4, 1998, the completion date of the Formation Transactions and the Offerings described elsewhere herein. Set forth below are selected historical financial and other data for the real estate advisory business of Cabot Partners. The selected financial data presented below as of December 31, 1997 and 1996 and for the three years ended December 31, 1997 have been derived from the Cabot Partners financial statements that have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports thereon. This information should be read in conjunction with such financial statements and the notes thereto included elsewhere in this report on Form 10-K. The selected financial data presented below as of December 31, 1995 and as of and for the years ended December 31, 1994 and 1993 for Cabot Partners are derived from Cabot Partners Financial Statements and the notes thereto not included in this report on Form 10-K which have been audited by Arthur Andersen LLP.

                                                                        YEARS ENDED DECEMBER 31,

In thousands                                    1997             1996             1995             1994             1993
                                                ----             ----             ----             ----             ----
OPERATING DATA
Revenues                                         $  9,080         $  7,908         $  6,516         $  4,159         $  4,088
General and administrative expenses                 7,045            5,888            5,069            4,267            4,074
Depreciation and amortization expense                 977              419              453              474              480
Net income (loss)                                   1,058            1,594            1,057             (536)            (428)

In thousands                                    1997             1996             1995             1994             1993
                                                ----             ----             ----             ----             ----

BALANCE SHEET DATA
Total assets                                     $  5,339         $  6,075         $  5,628         $  4,300         $  4,923
Total liabilities                                     760              485              563              292              379
Total partners' capital                             4,579            5,590            5,065            4,008            4,544

In thousands                                    1997             1996             1995             1994             1993
                                                ----             ----             ----             ----             ----
OTHER DATA
Cash flows provided by (used in):
   Operating activities                          $  1,062         $  1,283         $  1,351         $    (12)        $   (173)
   Investing activities                              (193)             113               (6)              40               25
   Financing activities                            (2,069)          (1,069)              --               --               --
Assets under management (unaudited)(1)            861,000          979,000          778,000          515,000          472,000

(1) Based on the estimated fair market value of such assets as of the dates indicated.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION
         ------------

The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Therefore, actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The Company's operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions which affect the Company's cost of capital also influence operating results.


CABOT PARTNERS

Cabot Partners is the real estate advisory and management entity that was the sponsor and organizer of the Company. Its revenues primarily consisted of asset management and acquisition fees earned under Advisory Contracts with large institutional investors.


THE COMPANY

The Company is the result of combining the properties of the Contributing Investors and the advisory business of Cabot Partners contributed in the Formation Transactions, the Offerings and the use of the net proceeds therefrom to fund the Company Acquisitions and to repay indebtedness.

As a result of the successful completion of the Offerings in February 1998, the Company issued 8,625,000 Common Shares to the public and 1,000,000 additional Common Shares to a group of investors in a private placement of shares. All of the Common Shares were sold at a price of $20.00 per share. The proceeds from the Offerings, net of offering costs and expenses, totaled $173.9 million. The net proceeds were used as follows:

Repayment of debt.........  $ 13,100,000
Acquisitions..............   146,500,000
Working capital reserves..    14,300,000
                            ------------
TOTAL.....................  $173,900,000
                            ============

As of March 24, 1998, the Company owns a 42.8% general partnership interest in the Operating Partnership, which holds the operating assets of the Company. The limited partners hold Operating Partnership units which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. The Company intends to qualify as a REIT for Federal income tax purposes.

CABOT PARTNERS

YEARS ENDED DECEMBER 31, 1997 AND 1996

Revenues.  Revenues, primarily consisting of asset management fees and
--------
acquisition fees, increased by $1.2 million for the year ended December 31, 1997, or 14.8%, to $9.1 million as compared to $7.9 million for the year ended December 31, 1996. The increase was due to a $191 million increase in average assets under management for the year ended December 31, 1997 as compared to the year ended December 31, 1996, which resulted in an $850,000 increase in asset management fees. In addition, acquisition fees increased by $262,000 in 1997 as compared to 1996 due to an increase in fee earning acquisitions of $37 million.

General and administrative expenses. General and administrative expenses
-----------------------------------
increased by $1.2 million for the year ended December 31, 1997, or 19.7%, to $7.0 million as compared to $5.9 million for the year ended December 31, 1996. Compensation expense increases accounted for $798,000, or 69.0%, of the increase. The remainder of the increase was primarily due to higher professional services fees.

Depreciation and amortization expense.  Depreciation and amortization expense
-------------------------------------
increased by $558,000 for the year ended December 31, 1997 to $977,000 due to increased amortization of two advisory contracts terminated during 1997.

YEARS ENDED DECEMBER 31, 1996 AND 1995

Revenues.  Revenues, primarily consisting of asset management fees and
--------
acquisition fees, increased by $1.4 million for the year ended December 31, 1996, or 21.4%, to $7.9 million as compared to $6.5 million for the year ended December 31, 1995 due to a $201 million, or 25.8%, increase in assets under management.

General and administrative expense. General and administrative expenses for the
----------------------------------
years ended December 31, 1996 and 1995 increased by approximately 16.2% and 18.8%, respectively, over the prior year due primarily to compensation expense increases. General and administrative expense as a percent of revenues for 1996 and 1995 was 74.5% and 77.8%, respectively.

CAPITAL RESOURCES AND LIQUIDITY

THE COMPANY

The Company intends to rely on cash provided by operations, bank borrowings and public debt and equity financings as its primary sources of funding for acquisition, development, expansion or renovation of properties. The Company recently executed a $325 million Acquisition Facility with Morgan Guaranty Trust Company of New York as lead agent to the syndicate of banks. The Acquisition Facility will be used to fund property acquisitions, development activities, building expansions and tenant leasing costs and for other general corporate purposes. The Acquisition Facility contains certain restrictions and requirements such as ratio limitations relating to total debt-to-assets, debt service coverage, minimum unencumbered assets to unsecured debt ratios, and other limitations. The Company believes cash flow from operations not distributed to shareholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

The Company's initial low Debt-to-Total Market Capitalization Ratio reduces exposure to fixed charges and increases its ability to access large amounts of debt capital. As of March 24, 1998, after giving effect to the Formation Transactions, the Offerings, and the post-Offering acquisitions, the Operating Partnership had fixed rate debt secured by properties with an outstanding principal amount of approximately $13.4 million and a Debt-to-Total Market Capitalization Ratio of less than 2%.

As of December 31, 1997, the Company has incurred costs related to the Formation Transactions and the Offerings totalling $3.5 million. Approximately $1.2 million of these costs are payable to Cabot Partners, L.P. as direct reimbursement for costs paid to third parties relating to the transactions.

CABOT PARTNERS

Cabot Partners relied primarily on cash payments of asset management fees and acquisition fees from its advisory clients to fund its operating expenses and distributions to its partners. The receivables related to these fees increased significantly over the last three years due to the increase in acquisition activity and assets under management discussed above. In addition, several advisory contracts provided for quarterly, rather than monthly, fee payments in arrears, further increasing amounts receivable. Finally, approximately $1.2 million of the increase results from amounts due from the Company as reimbursement of costs incurred in connection with the Formation Transactions and the Offering. The increase in accounts receivable was not an indication of a collectibility problem.

INFLATION

THE COMPANY

Substantially all of the leases of the Properties require the tenant to pay, as additional rent, either all real estate taxes and operating expenses or all increases in real estate taxes and operating expenses over a base amount. In addition, many of such leases provide for fixed increases in base rent or indexed escalations (based on the consumer price index or other measures). Management believes that inflationary increases in operating expenses will be off-set, in part, by these expense reimbursements and contractual rent increases.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------


                         INDEX TO FINANCIAL STATEMENTS

CABOT INDUSTRIAL TRUST                                                                              Page
                                                                                                    ----
Report of Independent Public Accountants....................................................          24
Balance Sheet as of December 31, 1997.......................................................          25
Notes to Balance Sheet......................................................................          26

CABOT PARTNERS LIMITED PARTNERSHIP
Report of Independent Public Accountants.....................................................         29
Balance Sheets as of December 31, 1997 and 1996..............................................         30
Statements of Operations for the years ended December 31, 1997, 1996 and 1995................         31
Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995 ........         32
Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995................         33
Notes to Financial Statements................................................................         34


                    Report of Independent Public Accountants



To the Board of Trustees
  of Cabot Industrial Trust:

We have audited the accompanying balance sheet of Cabot Industrial Trust (the Company), a Maryland real estate investment trust, as of December 31, 1997. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Cabot Industrial Trust as of December 31, 1997, in conformity with generally accepted accounting principles.


                                  Arthur Andersen LLP

Boston, Massachusetts
March 27, 1998

                             Cabot Industrial Trust

                                 Balance Sheet

                               December 31, 1997




ASSETS
  Cash                                                                                $    1,000
  Deferred offering and acquisition costs                                              3,480,000
                                                                                      ----------
     Total assets                                                                     $3,481,000
                                                                                      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                                                                    $2,255,000
  Due to related party                                                                 1,225,000
                                                                                      ----------
     Total liabilities                                                                 3,480,000
                                                                                      ----------

Commitments (Note 4)

SHAREHOLDERS' EQUITY
  Common Shares, $0.01 par value; 150,000,000 shares authorized, 50                            1
   shares issued and outstanding
  Additional Paid in Capital                                                                 999
                                                                                      ----------
                                                                                           1,000
                                                                                      ----------
     Total liabilities and shareholders' equity                                       $3,481,000
                                                                                      ==========



    The accompanying notes are an integral part of this financial statement.

                             Cabot Industrial Trust

                             Notes to Balance Sheet


1.   Organization

Cabot Industrial Trust (the Company), a Maryland real estate investment trust, was formed on October 10, 1997. The Company is the managing general partner of a newly formed limited partnership, Cabot Industrial Properties, L. P. (the Operating Partnership), and will conduct substantially all of its business through the Operating Partnership. The Company will be a fully integrated, internally managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership. The Company expects to qualify as a real estate investment trust (a REIT) for federal income tax purposes.

The Company and the Operating Partnership have had no operations from inception through December 31, 1997.


2.   The Formation Transactions, The Offerings and the Acquisition Facility

The Formation Transactions
On February 4, 1998, under a Contribution Agreement executed by the Company, the Operating Partnership, Cabot Partners, L.P. and various other contributors, 122 real estate properties, real estate advisory contracts and other assets were i) contributed to the Operating Partnership in exchange for Units in the Operating Partnership that may, subject to certain restrictions, be exchanged for common shares of the Company or ii) contributed to the Company in exchange for common shares. The properties contributed to the Company were contributed to the Operating Partnership in exchange for the number of general partnership Units in the Operating Partnership equal to the number of common shares exchanged for the property.

The Operating Partership contributed the real estate investment advisory contracts to Cabot Advisors, Inc. (the Management Company) and received 100% of the non-voting preferred stock of the Management Company, which entitles it to 95% of the Management Company's net operating cash flow. All of the common stock of the Management Company is owned by an officer of the Company.

The Offerings
On February 4, 1998, the Company completed the offering of 8,625,000 common shares of beneficial interest (Common Shares) at an offering price of $20.00 per share. In addition, the Company issued 1,000,000 Common Shares to a single investor in a private offering at $20.00 per share (collectively, the Offerings). The Company contributed the net proceeds of the Offerings to the Operating Partnership in exchange for the number of general partnership interests in the Operating Partnership equal to the number of Common Shares sold in the Offerings.

As of December 31, 1997, the Company has incurred costs related to the Formation Transactions and the Offerings totalling $3.5 millions. Approximately $1.2 million of these costs are payable to Cabot Partners, L.P. as direct reimbursement for costs paid to third parties relating to the transactions.

The Acquisition Facility
On March 16, 1998, the Operating Partnership entered into a $325 million unsecured revolving line of credit (the Acquisition Facility). The Acquisition Facility matures on March 16, 2001. The interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on the Operating Partnership's loan-to-value ratio. The Acquisition Facility is intended to be used to acquire and develop properties and for working capital purposes.

                             Cabot Industrial Trust

                             Notes to Balance Sheet

3.   Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income tax if it distributes at least 95% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.


4.   Commitments

Subsequent to December 31, 1997, the Operating Partnership acquired the following industrial properties with proceeds from the Offerings:


                                                                                     ACQUISITION
                                                                        SQUARE              COST
PROPERTY LOCATION                  BUILDING TYPE                          FEET           (000's)
-----------------                  -------------                          ----              ----

 Grapevine, TX                     Bulk Distribution/Workspace        1,182,361         $ 52,207
 Mira Loma, CA, Dacula, GA,
 Mechanicsburg, PA                 Bulk Distribution                    916,603           34,621
 Mechanicsburg, PA                 Bulk Distribution                    494,400           17,102
 San Diego, CA                     Bulk Distribution                    220,000           10,905
 Orlando, FL                       Workspace Properties                 213,430           11,027
 Tucker, GA                        Workspace Properties                 134,163            5,560
 Atlanta, GA                       Workspace Properties                 128,000            5,370
 Florence, KY                      Workspace Properties                  61,555            4,050
 Tempe, AZ                         Workspace Properties                  81,817            3,295
 Phoenix, AZ                       Multi-tenant Distribution            144,602            4,035
 Tolleson, AZ                      Bulk Distribution                    278,142            6,730
                                                                      ---------         --------
        Total square feet/acquisition cost                            3,855,073          154,902
                                                                      =========
                                                             Less: Debt assumed            8,392
                                                                                        --------
                                             Proceeds used to fund acquisitions         $146,510
                                                                                        ========

As of March 24, 1998, the Company has entered into separate agreements to acquire four additional properties with an estimated total acquisition cost of $39.8 million. The acquisitions are expected to close within 30 days.

                             Cabot Industrial Trust

                             Notes to Balance Sheet


5.   Long Term Incentive Plan

The Company has adopted the Cabot Industrial Trust Long Term Incentive Plan (the
Plan) for the purpose of attracting and retaining highly qualified executive officers, Trustees and employees. The Plan will be administered by the Compensation Committee of the Board of Trustees, except that the Board of Directors of the Management Company or a committee thereof will select those employees of the Management Company who are eligible for awards under the Plan (in either case, the Administrator). Officers and other employees of the Company, the Operating Partnership and designated subsidiaries and members of the Board of Trustees who are not employees of the Company will also be eligible to participate.

Options will be awarded to Trustees or employees of the Company in the form of Common Shares and to employees of the Operating Partnership or the Management Company in the form of Units. The Plan currently authorizes the issuance of up to 4,347,500 Common Shares and Units. The number of Common Shares and Units available may increase each January 1 to an amount equal to 10% of the aggregate number of outstanding Common Shares and Units on such date. The Plan provides for the grant of (i) Common Share options intended to qualify as incentive options under Section 422 of the Code, (ii) Common Share options and Unit options not intended to qualify as incentive options under Section 422 of the Code and (iii) dividend equivalent rights and distribution equivalent rights which entitle a Participant to be credited with additional Common Share or Unit Rights.

In connection with the grant of options under the Plan, other than options to Non-employee Trustees, the Administrator will determine the terms of the option, including the option exercise price, any vesting requirements and whether a dividend equivalent right or a distribution equivalent right shall be awarded. The Administrator has authority to award options at less than fair market value (as defined in the Plan) but at this time has no intention of doing so.

Effective as of the closing of the Offering, options for a total of 2,188,500 Common Shares and Units have been granted to employees, officers and Non-employee Trustees with an exercise price of $20 per share. The initial options granted under the Plan have ten-year terms and become exercisable in four equal annual installments commencing on the first anniversary of the date of grant, subject to acceleration of vesting upon a change in control of the Company (as defined in the Plan).

To the extent an option has not become exercisable at the time of the holder's termination of employment, it will be forfeited unless the Administrator has previously exercised its reasonable discretion to make such option exercisable, and all vested options which are not exercised by the expiration date described in the Plan will be forfeited. Any Common Shares or Units subject to an option which is forfeited (or which expires without exercise) will again be available for grant under the Plan.

                    Report of Independent Public Accountants


To the Partners of
 Cabot Partners Limited Partnership:

We have audited the accompanying balance sheets of Cabot Partners Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabot Partners Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                  ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 27, 1998

                       Cabot Partners Limited Partnership

                                 Balance Sheets

                             (Dollars in thousands)



                                                                          DECEMBER 31,
                                                                      --------------------
                                                                         1997       1996
                                                                      ----------  --------

ASSETS
Cash and cash equivalents                                                 $  509    $1,709
Accounts receivable                                                        2,689     1,637
Accounts receivable from related party                                     1,225         -
Investments                                                                   39       836
Cost of investment advisory contracts acquired, net of accumulated
 amortization of $824 and $2,425, respectively                               780     1,729

Other assets                                                                  97       164
                                                                          ------    ------
 Total Assets                                                             $5,339    $6,075
                                                                          ======    ======

LIABILITIES AND PARTNERS' CAPITAL
Accrued compensation                                                      $  373    $  385
Accounts payable and accrued liabilities                                     387       100
                                                                          ------    ------
 Total Liabilities                                                           760       485
                                                                          ------    ------

Commitments (Note 4)
Partners' capital                                                          4,579     5,590
                                                                          ------    ------
 Total Liabilities and Partners' Capital                                  $5,339    $6,075
                                                                          ======    ======




   The accompanying notes are an integral part of these financial statements.

                       Cabot Partners Limited Partnership

                            Statements of Operations

                             (Dollars in thousands)



                                                            FOR THE YEAR ENDED
                                                               DECEMBER  31,
                                                      -------------------------------
                                                        1997        1996       1995
                                                      ---------  ----------  --------
REVENUES
  Advisory fees                                          $9,010     $7,871     $6,482
  Other income                                               70         37         34
                                                         ------     ------     ------
     Total Revenues                                       9,080      7,908      6,516
                                                         ------     ------     ------
EXPENSES
  Compensation                                            4,685      3,887      3,416
  Other general and administrative                        2,360      2,001      1,653
  Depreciation and amortization                             977        419        453
                                                         ------     ------     ------
     Total Expenses                                       8,022      6,307      5,522
                                                         ------     ------     ------
Income before income (loss) from
 unconsolidated subsidiary                                1,058      1,601        994
Equity in income (loss) from unconsolidated
 subsidiary                                                   0         (7)        63
                                                         ------     ------     ------
Net income                                               $1,058     $1,594     $1,057
                                                         ======     ======     ======




   The accompanying notes are an integral part of these financial statements.

                       Cabot Partners Limited Partnership

                        Statements of Partners' Capital

              For the Years Ended December 31, 1997, 1996 and 1995

                             (Dollars in thousands)




                                                                       Limited Partners          Total
                                                        General    ------------------------    Partners'
                                                        Partner      Class A      Class B       Capital
                                                       ----------  -----------  -----------  -----------
Partners' Capital, December 31, 1994                        $ --      $ 4,008        $  --      $ 4,008
  Net income for the year ended December 31, 1995             --        1,057           --        1,057
                                                            ----      -------        -----      -------
Partners' Capital, December 31, 1995                          --        5,065           --        5,065
  Net income for the year ended December 31, 1996             10        1,194          390        1,594
  Distributions                                               --       (1,069)          --       (1,069)
                                                            ----      -------        -----      -------
Partners' Capital, December 31, 1996                          10        5,190          390        5,590
  Net income for the year ended December 31, 1997             --        1,058           --        1,058
  Distributions                                              (10)      (1,669)        (390)      (2,069)
                                                            ----      -------        -----      -------
Partners' Capital, December 31, 1997                        $ --      $ 4,579        $  --      $ 4,579
                                                            ====      =======        =====      =======








   The accompanying notes are an integral part of these financial statements.

                       Cabot Partners Limited Partnership

                            Statements of Cash Flows

                             (Dollars in thousands)




                                                                          For the Year Ended
                                                                             December  31,
                                                                  ---------------------------------
                                                                    1997        1996         1995
                                                                 ----------  -----------  ----------
OPERATING ACTIVITIES
Net income                                                         $ 1,058      $ 1,594      $1,057
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                         977          419         453
 Unrealized equity in (income) loss of investment                        0            7         (63)
 (Increase) in accounts receivable                                  (1,052)        (695)       (315)
 Increase (Decrease) in accrued liabilities                             37          (70)        265
 (Decrease) Increase in accounts payable                                (5)          (9)          6
 Decrease (Increase) in other assets                                    47           37         (52)
                                                                   -------      -------      ------
 Net cash provided by operating activities                           1,062        1,283       1,351
                                                                   -------      -------      ------

INVESTING ACTIVITIES
 Increase in accounts receivable from related parties                 (984)          --          --
 Dividends received                                                    797          183          77
 Purchase of furniture, fixtures and equipment                          (6)         (50)        (63)
 Additional cost-basis investments                                      --          (20)        (20)
                                                                   -------      -------      ------
 Net cash provided by (used in) investing activities                  (193)         113          (6)
                                                                   -------      -------      ------

FINANCING ACTIVITIES
 Distributions to partners                                          (2,069)      (1,069)         --
                                                                   -------      -------      ------

 Net (decrease) increase in cash and cash equivalents               (1,200)         327       1,345
 Cash and cash equivalents, beginning of period                      1,709        1,382          37
                                                                   -------      -------      ------
 Cash and cash equivalents, end of period                          $   509      $ 1,709      $1,382
                                                                   =======      =======      ======







   The accompanying notes are an integral part of these financial statements.

                       Cabot Partners Limited Partnership

                         Notes to Financial Statements

                             (Dollars in thousands)


1.   Organization

Cabot Partners Limited Partnership (the Partnership), a Massachusetts limited partnership, was formed as of July 11, 1990 to provide a variety of real estate investment advisory and management services, primarily to a small number of pension and profit-sharing plans and other institutional investors. Eight investors represented 70% of fee revenues for 1997, nine investors represented 77% of fee revenues for 1996 and eleven investors represented 81% of fee revenues for 1995.

The Partnership has two classes of limited partners. The Class A limited partners contributed cash on a disproportionate basis to their ownership interest and are entitled to a cumulative guaranteed return on their Adjusted Capital Contributions, as defined, of 10% through December 31, 1995 and 5% thereafter, payable only out of available cash. In addition, the Class A limited partners are entitled to a 5% return of their Adjusted Capital Contributions prior to distributions of available cash to all the partners in accordance with their ownership interest. As of December 31, 1997, the cumulative unpaid and unrecognized return was $2,795.


2.   Summary of Significant Accounting Policies

Income Taxes
No provision for federal and state income taxes has been recorded relating to the Partnership, as the partners report their respective shares of the net taxable income on their individual tax returns. The tax basis of assets and liabilities does not significantly differ from their historical cost basis.

Furniture, Fixtures and Equipment
Furniture and equipment additions are recorded at cost and are depreciated over an estimated useful life of five years. Fixtures include leasehold improvements that are recorded at cost and amortized over the shorter of their useful life or the remaining lease term.

Cost of Investment Advisory Contracts Acquired
The investment advisory contracts acquired are recorded at their fair market value at the date of acquisition, based on independent appraisals, and are being amortized over their estimated lives, which range from eight to sixteen years.

Allocation of Profits and Losses
Income and losses have been allocated to the partners in accordance with the provisions of the partnership agreement.

                       Cabot Partners Limited Partnership

                         Notes to Financial Statements

                             (Dollars in thousands)


2.   Summary of Significant Accounting Policies (Continued)

Cash Equivalents
At December 31, 1997, the Partnership had invested excess funds in money market mutual funds, which have an original maturity of less than three months. For purposes of the statement of cash flows, this investment has been considered a cash equivalent.

Pervasiveness of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
The carrying amounts reported on the accompanying balance sheets for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value, due to the short-term nature of these investments.


3.   Investments

The Partnership owns a 1% managing general partnership interest in a real estate operating company, CP Private Partners, L.P.-I (Private Partners), and accounts for this investment under the equity method. Under this method of accounting, the Partnership's pro rata share of Private Partners' income (loss) is recorded each year as an increase (decrease) in the carrying value of its investment, and any distributions received are recorded as decreases in the carrying value.

                       Cabot Partners Limited Partnership

                         Notes to Financial Statements

                             (Dollars in thousands)

3.   Investments (continued)

The condensed unaudited historical cost balance sheets of Private Partners at December 31, 1997 and December 31, 1996 are as follows:

                                                                  DECEMBER 31,
                                                            ------------------------
                                                               1997         1996
                                                            -----------  -----------
        ASSETS
        Cash and cash equivalents                                $  576      $   186
        Real estate assets, net                                   3,140       58,776
        Other assets                                                179       18,203
                                                                 ------      -------
          Total Assets                                           $3,895      $77,165
                                                                 ======      =======

        LIABILITIES AND PARTNERS' CAPITAL
        Accounts payable and accrued liabilities                 $   29      $   453

        PARTNERS' CAPITAL
        The Partnership                                              39          767
        Other Partners                                            3,827       75,945
                                                                 ------      -------
          Total Partners' Capital                                 3,866       76,712
                                                                 ------      -------
          Total Liabilities and Partners' Capital                $3,895      $77,165
                                                                 ======      =======

The difference between the Partnership's share of the 1996 historical partners' capital and the investment on the balance sheets is due to stating the investment at fair market value at the time of purchase.

The condensed unaudited historical cost income statements of Private Partners for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                   Years ended December 31,
                                         --------------------------------------------
                                             1997            1996           1995
                                         -------------  --------------  -------------
     Sale of real estate assets              $ 60,268        $ 20,817        $    --
     Rental revenues                            6,448          11,726         12,778
     Cost of real estate sold                 (51,728)        (20,411)            --
     Note receivable reduction                 (2,078)         (7,688)            --
     Operating expenses                        (1,213)         (5,163)        (6,483)
     Write down of real estate to net
      realizable value                         (4,860)             --             --
                                             --------        --------        -------
     Net income (loss)                       $  6,836        $   (719)       $ 6,295
                                             ========        ========        =======
     Dividends paid                          $ 79,683        $ 18,292        $ 7,700
                                             ========        ========        =======
     The Partnership's share of:
     Net income (loss)                       $     68        $     (7)       $    63
                                             ========        ========        =======
     Dividends paid                          $    797        $    183        $    77
                                             ========        ========        =======

Private Partners' remaining real estate is vacant land which is held for sale. As of December 31, 1997, its carrying cost has been reduced to its estimated net realizable value.

                       Cabot Partners Limited Partnership

                         Notes to Financial Statements

                             (Dollars in thousands)


4.   Minimum Future Lease Obligations

Minimum future lease obligations under noncancelable operating leases for each of the next five years ending December 31 and thereafter are as follows:

                         1998                 $298
                         1999                  313
                         2000                  325
                         2001                  310

The Partnership incurred rental expense of $332, $304 and $242 for the years ended December 31, 1997, 1996 and 1995, respectively. The Partnership's only significant lease is for its office space. The lease provides for the payment of base rent and operating expenses and real estate taxes over stated base amounts.


5.   Related Party Transactions

Under two separate agreements, the Partnership provides acquisition, asset management and property management services to a partnership and a company separately controlled by two Class A limited partners. The agreements are cancelable by either party with 30 days notice. After a recent amendment, one agreement provides for annual fixed fees of $158. The other agreement provides for an acquisition fee of .25% of acquisition cost and an asset management fee of 5% of net operating income. The Partnership received acquisition fees from related parties of $345 for the year ended December 31, 1997, and other related party fees of $287, $164 and $153 for the years ended December 31, 1997, 1996 and 1995, respectively.

As of December 31, 1997, the Partnership had incurred costs related to the Formation Transactions decribed below of $1,225, of which $241 is unpaid and included in accounts payable and accrued expenses. These costs are to be reimbursed by Cabot Industrial Trust subsequent to the Formation Transactions.

6.   Subsequent Events

Formation Transactions
Under the provisions of an agreement executed by the Partnership and several other investors, Cabot Partners contributed its Advisory Contracts and certain of its other net assets to Cabot Industrial Properties, L.P. (the Operating Partnership), a subsidiary partnership of Cabot Industrial Trust (the Company) and received 1,819,587 Units from the Operating Partnership. The Units are convertible into common shares of the Company on a one-to-one basis subject to certain limitations. As of February 4, 1998, the common shares had a fair market value of $20 per share. The remainder of the Partnership's net assets will be distributed to its partners. The impact of these proposed transactions is not reflected in the accompanying financial statements.

The cumulative unpaid and unrecognized return discussed in Note 1 was settled through the distribution of Units received in conjunction with these transactions.

                       Cabot Partners Limited Partnership

                         Notes to Financial Statements

                             (Dollars in thousands)


6.   Subsequent Events (Continued)

Sales of Assets Under Management
Under the terms of the investment advisory agreements, investors have the right to terminate the Partnership as advisor with 30 days notice. In addition, a significant portion of the Partnership's assets under management may be transferred to other advisors or sold as a part of the investor's investment strategy.

During 1997, all the properties of three portfolios have been sold. These portfolios accounted for advisory and property management fees of $2,985, $3,249 and $3,295 for the years ended December 31, 1997, 1996 and 1995, respectively.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

The information required by this Item is hereby incorporated by reference to the materials appearing in the Proxy Statement for the Company's 1998 annual meeting of shareholders (the "Proxy Statement"), under the captions "Election of Trustees" and "Management--Trustees and Executive Officers." Set forth below are the Trustees and Executive Officers of the Company.

Ferdinand Colloredo-Mansfeld
  Chairman of the Board and Chief Executive Officer, Trustee

Robert E. Patterson
  President, Trustee

Noah T. Herndon
  Partner, Brown Brothers Harriman & Co.
  Trustee

Christopher C. Milliken
  Senior Vice President, Boise Cascade Office Products Corporation
  Trustee

Maurice Segall
  MIT Sloan School of Management
  Trustee

Nicholas Thorndike
  Retired Chairman and Managing Partner, Wellington Management Company/ Thorndike, Doran, Paine & Lewis
  Trustee

Ronald L. Skates
  President and Chief Executive Officer, Data General Corporation
  Trustee

Franz Colloredo-Mansfeld
  Chief Financial Officer

Andrew D. Ebbott
  Senior Vice President - Director of Acquisitions

Howard B. Hodgson, Jr.
  Senior Vice President - Director of Real Estate Operations

Neil E. Waisnor
  Senior Vice President - Finance, Treasurer and Secretary

Eugene F. Reilly
  Senior Vice President - Director of Leasing, Marketing and Development

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this Item is hereby incorporated by reference to the materials appearing in the Proxy Statement under the caption "Trustee and Executive Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

The information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Security Ownership."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

(a) The following documents are filed as part of this report:

INDEX TO EXHIBITS


EXHIBIT                                                                                SEQUENTIAL
NUMBER     DOCUMENT DESCRIPTION                                                        PAGE NO.
------     --------------------                                                        --------

3.1 Amended and Restated Cabot Industrial Trust Declaration of Trust, dated January 26, 1998. Incorporated by reference to Exhibit 3.1 to the Registrant's Form S-11 Registration Statement (File No. 333-38383);
           the "Form S-11").

3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Registrant's Form S-11.

3.3        Form of Registration Rights and Lock-Up Agreement, dated as of
           February 4, 1998, between the Company, the Contributing Investors and various other persons identified therein (included as Exhibit B to
           Exhibit 4.1). Incorporated by reference to Exhibit 3.3 to the
           Registrant's Form S-11.
3.4        Second Amended and Restated Agreement of Limited Partnership
           Agreement of Cabot Industrial Properties, L.P., dated February 4,
           1998. Incorporated by reference to Exhibit 3.5 to the Registrant's
           Form S-11.
4.1        Contribution Agreement relating to the Capitalization of Cabot
           Industrial Trust, dated as of October 10, 1997, among the Company, the Operating Partnership, Cabot Partners and Various Contributors
           and Title Holding Entities Identified Therein. Incorporated by
           reference to Exhibit 4.1 to the Registrant's Form S-11.
10.1       Form of Indemnification Agreement between the Company and the Trustees.
           Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-11.
10.2       Share Purchase Agreement, dated as of December 17, 1997,  between the
           Company and Morgan Stanley Asset Management Inc., on behalf of certain of its institutional investors. Incorporated by reference to
           Exhibit 10.2 to the Registrant's Form S-11.
10.3       Form of Registration Rights and Lock-Up Agreement, between the
           Company and Morgan Stanley Asset Management Inc., on behalf of certain of its institutional investors. Incorporated by reference to
           Exhibit 10.3 to the Registrant's Form S-11.
10.4       Cabot Industrial Trust Long Term Incentive Plan. Incorporated by
           reference to Exhibit 10.4 to the Registrant's Form S-11.
10.5       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Ferdinand Colloredo-Mansfeld. Incorporated by reference to
           Exhibit 10.5 to the Registrant's Form S-11.
10.6       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Robert E. Patterson. Incorporated by reference to Exhibit
           10.6 to the Registrant's Form S-11.
10.7       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Franz Colloredo-Mansfeld. Incorporated by reference to
           Exhibit 10.7 to the Registrant's Form S-11.
10.8       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Andrew D. Ebbott, Howard B. Hodgson, Jr., Neil E. Waisnor or
           Eugene F. Reilly. Incorporated by reference to Exhibit 10.8 to the
           Registrant's Form S-11.
10.9       Revolving Credit Agreement between the Operating Partnership and
           Morgan Guaranty Trust Company of New York, dated March 27, 1998.
27         Financial Data Schedule.

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each of Cabot Industrial Trust, a Maryland real estate investment trust, and the undersigned Trustees and officers of Cabot Industrial Trust, hereby constitutes and appoints Ferdinand Colloredo-Mansfeld, Robert E. Patterson, Franz Colloredo-Mansfeld, or Neil E. Waisnor, its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
------------------------------------------------------------------------------
Act of 1934, the registrant has duly caused this report to be signed on its
---------------------------------------------------------------------------
behalf by the undersigned, thereunto duly authorized.
-----------------------------------------------------

                                                  CABOT INDUSTRIAL TRUST
                                                  ----------------------

                                                  By     /s/ Robert E. Patterson
                                                         _______________________
                                                  Title: President
                                                         _______________________

                                                  Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Title                                Date
                                   -----                                ----
/s/ Ferdinand Colloredo-Mansfeld
________________________________   Chairman of the Board and            March 31, 1998
Ferdinand Colloredo-Mansfeld       Chief Executive Officer
                                   Trustee

/s/ Robert E. Patterson
________________________________   President and Trustee                March 31, 1998
Robert E. Patterson


/s/ Franz Colloredo-Mansfeld
________________________________   Chief Financial Officer              March 31, 1998
Franz Colloredo-Mansfeld


/s/ Neil E. Waisnor
________________________________   Senior Vice President--Finance,      March 31, 1998
Neil E. Waisnor                    Treasurer and Secretary
                                   Chief Accounting Officer

/s/ Noah T. Herndon
________________________________
Noah T. Herndon                    Trustee                              March 31, 1998


/s/  Christopher C. Milliken
________________________________
Christopher C. Milliken            Trustee                              March 31, 1998


/s/ Maurice Segall
________________________________
Maurice Segall                     Trustee                              March 31, 1998


/s/ W. Nicholas Thorndike
________________________________
W. Nicholas Thorndike              Trustee                              March 31, 1998


/s/ Ronald L. Skates
________________________________
Ronald L. Skates                   Trustee                              March 31, 1998
