Form 10-K405/A
period 1997-12-31
CABOT INDUSTRIAL TRUST
filed 1998-04-30
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from __________ to _____________

                       COMMISSION FILE NUMBER: 1-13829
                                               -------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
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

                               TABLE OF CONTENTS
                               -----------------

               Description                                                                        Page
               ------------                                                                       ----
PART I

Item 1.        Business.......................................................................     1
Item 2.        Properties.....................................................................    10
Item 3.        Legal Proceedings..............................................................    15
Item 4.        Submission of Matters to a Vote of Security Holders............................    15
Item 4A.       Executive Officers of the Registrant...........................................    15

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters..........    16
Item 6.        Selected Financial Data........................................................    18
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................................    19
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.....................    22
Item 8.        Financial Statements and Supplementary Data ...................................    23
Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.......................................................    39

PART III

Item 10.        Directors and Executive Officers of the Registrant............................    40
Item 11.        Executive Compensation........................................................    41
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management....................................................................    46
Item 13.        Certain Relationships and Related Transactions................................    49

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............    52

EXHIBIT INDEX.................................................................................    52

SIGNATURES....................................................................................    53


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

Not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

The executive officers of the Registrant and their respective positions, business experience and ages as of April 29, 1998 are shown in the table below.


Name
                                        Age  Position
--------------------------------------------------------------------------------
Ferdinand Colloredo-Mansfeld(1)         58   Chairman of the Board and Chief
                                             Executive Officer, Trustee
Robert E. Patterson                     53   President, Trustee
Franz Colloredo-Mansfeld(1)             35   Chief Financial Officer
Andrew D. Ebbott                        41   Senior Vice President - Director of
                                             Acquisitions
Howard B. Hodgson, Jr.                  41   Senior Vice President - Director of
                                             Real Estate Operations
Neil E. Waisnor                         43   Senior Vice President - Finance,
                                             Treasurer and Secretary
Eugene F. Reilly                        36   Senior Vice President - Director of
                                             Leasing, Marketing and Development


(1)  Messrs. Ferdinand and Franz Colloredo-Mansfeld are father and son.

The following paragraphs summarize the business experience of the officers of the Company.

FERDINAND COLLOREDO-MANSFELD has served as Chairman of the Board of Trustees and Chief Executive Officer of the Company since its formation in October 1997. Mr. Colloredo-Mansfeld also serves as the Chairman and Chief Executive Officer of the Management Company. Mr. Colloredo-Mansfeld served as Chairman, Chief Executive Officer and Chief Investment Officer of Cabot Partners from 1990 to 1997, having previously served in the same positions with Cabot Cabot & Forbes Realty Advisors since its formation in 1986. Mr. Colloredo-Mansfeld began his real estate career in 1970 when he joined Cabot, Cabot & Forbes, a national real estate development, management and construction firm, becoming its Chief Financial Officer in 1973, Chief Operating Officer in 1974 and Chief Executive Officer in 1976, a position he held until his retirement from Cabot, Cabot & Forbes in 1989. As Chief Executive Officer, Mr. Colloredo-Mansfeld oversaw the development and management of approximately $4 billion of commercial properties in twenty states including 35 master planned suburban business and industrial parks. Mr. Colloredo-Mansfeld is a graduate of Harvard College and Harvard Business School. He is a limited partner in Brown Brothers Harriman & Co. and is a Director of Data General Corporation and Raytheon Company. He is Chairman of the Board of Trustees of Massachusetts General Hospital and a Trustee of Partners HealthCare System, Inc.

ROBERT E. PATTERSON has served as President and a Trustee of the Company since its formation in October 1997. Mr. Patterson served as Executive Vice President, Director of Acquisitions and a member of the Investment Committee of Cabot Cabot & Forbes Realty Advisors and Cabot Partners from 1987 to 1997. Mr. Patterson began his real estate career in 1972 as a lawyer with the firm of Gaston Snow & Ely Bartlett. In 1978, he became the first Executive Director of the Massachusetts Industrial Finance Agency and remained in that position until 1983 when he joined the Beal Companies, a Boston-based real estate development, management and investment firm as Senior Vice President. He joined Cabot Cabot & Forbes Realty Advisors in 1987 to head its acquisitions group and was a founding partner of Cabot Partners upon its formation as an independent entity in 1990.
R. Patterson is a graduate of Harvard College and Harvard Law School. He is a Trustee of the Putnam Group of Mutual Funds and is Chairman of the Board of Trustees of the Joslin Diabetes Center. He is a member of numerous industry associations including the National Association of Real Estate Investment Trusts, the Society of Industrial and Office Realtors, the Urban Land Institute and the National Association of Real Estate Investment Managers.

FRANZ COLLOREDO-MANSFELD has been Chief Financial Officer of the Company since October 1997 and served as a Senior Vice President of Cabot Partners from 1996 to October 1997. He was a Senior Engagement Manager of McKinsey & Company, Inc. from 1992 through 1996. He previously worked for the Deutsche Bank real estate investment group in 1992 and was a Robert Bosch Fellow at the German Central Bank (Bundesbank) in Frankfurt, Germany in 1991. He was also an investment banker with Merrill Lynch & Co. from 1986 through 1989 where he worked in Mergers and Acquisitions. Mr. Colloredo-Mansfeld is a graduate of Harvard College and Harvard Business School. He is a director or trustee of numerous charitable organizations.

ANDREW D. EBBOTT has served as Senior Vice President - Director of Acquisitions of the Company since October 1997. Mr. Ebbott joined Cabot Cabot & Forbes Realty Advisors in 1988 as Director of Research and a member of its acquisition department, becoming a Vice President in 1991 and a Senior Vice President in 1995 of Cabot Partners. Mr. Ebbott is a graduate of Dartmouth College and the University of Chicago Business School. He has over 11 years experience in real estate finance, investment and research and is a member of the American Institute of Certified Public Accountants, the National Association of Real Estate Investment Managers and the National Council of Real Estate Investment Fiduciaries.

HOWARD B. HODGSON, JR. has been Senior Vice President - Director of Real Estate Operations of the Company since October 1997, and served as a Senior Vice President - Director of Asset Management and Member of the Investment Committee of Cabot Partners from 1992 to October 1997. Mr. Hodgson began his real estate career in 1979 with the Boston-based real estate firm R.M. Bradley & Co., Inc., becoming the head of its institutional property management group prior to joining CC&F Asset Management Company, an affiliate of Cabot, Cabot & Forbes, in 1991 as a Senior Vice President and head of its property management group. Mr. Hodgson is a graduate of Northeastern University. He is a Trustee and a member of the Board of Investment of the Cambridge Savings Bank. He is a member of the Building Owners and Managers Association, the National Association of Industrial and Office Parks and the National Council of Real Estate Investment Fiduciaries.

NEIL E. WAISNOR has served as Senior Vice President - Finance, Treasurer and Secretary of the Company since October 1997. Mr. Waisnor was a founding partner of Cabot Partners, joining as a Vice President and Treasurer in 1990 and becoming a Senior Vice President and Chief Financial Officer in 1995. Prior to joining Cabot Partners, he was Vice President and Controller of Cabot, Cabot & Forbes, where he served in a variety of financial capacities since 1985. He worked for Arthur Andersen & Co. from 1977 until 1985 where he was a senior audit manager serving real estate and high technology companies. Mr. Waisnor is a graduate of the University of Massachusetts at Amherst and is a member of the American Institute of Certified Public Accountants, the Massachusetts Society of Certified Public Accountants, the National Association of Real Estate Investment Managers and has served on the Accounting Committee of the National Council of Real Estate Investment Fiduciaries.

EUGENE F. REILLY has been Senior Vice President - Director of Leasing, Marketing and Development of the Company since October 1997. Mr. Reilly served as Director of Leasing and Marketing of Cabot Partners from 1992 to October 1997, becoming Senior Vice President in 1996. Mr. Reilly began his real estate career with the Boston commercial real estate brokerage firm of Leggat McCall and Werner in 1983 and subsequently became a leasing broker with Julien J. Studley, Inc. In 1985, he joined National Development Corporation where he became a Senior Vice President prior to joining Cabot Partners as a Vice President in 1992. Mr. Reilly is a graduate of Harvard College. He is a member of the National Association of Industrial and Office Parks, the Industrial Development Research Council and The Council of Logistics Managers.

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

     The Company's transfer agent and registrar is Boston EquiServe, P.O. Box 644, Boston, Massachusetts 02102-0644.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

The information called for by Item 10 with respect to executive officers of the Registrant appears in Item 4A under Part I of this Report and is incorporated herein by reference.

                                             Positions with Company, Business Experience
              Name                  Age                  and Other Positions
------------------------------------------------------------------------------------------
Noah T. Herndon                     66      Mr. Herndon has been a Trustee of the Company
                                            since February 1998.  Mr. Herndon is a
                                            Partner of Brown Brothers Harriman & Co.,
                                            where he has worked since 1958.  Mr. Herndon
                                            is a Director of Scully Signal Company,
                                            Standard Mutual Insurance Company, Watts
                                            Industries, Inc., and Zoll Medical
                                            Corporation.   He is Trustee and Treasurer of
                                            Dumaines Trust, and Trustee of  The Carroll
                                            School.

Maurice Segall                      68      Mr. Segall has been a Trustee of the Company
                                            since February 1998.  Mr. Segall has been a
                                            senior lecturer at the MIT-Sloan School of
                                            Management and a senior advisor to the Boston
                                            Consulting Group since 1989.  Until 1989, he
                                            was Chairman, President and Chief Executive
                                            Corporate Officer of Zayre Corporation, which
                                            he joined as President and Chief Executive
                                            Officer in 1978.  Mr. Segall is a Director of
                                            AMR Corporation and Harcourt General, Inc.
                                            He is a Trustee of Massachusetts General
                                            Hospital, Beth Israel Hospital and the Boston
                                            Museum of Fine Arts.

                                             Positions with Company, Business Experience
              Name                  Age                  and Other Positions
------------------------------------------------------------------------------------------
Ronald L. Skates                   56       Mr. Skates has been a Trustee of the Company
                                            since February 1998.  Mr. Skates has been
                                            President, Chief Executive Officer and
                                            Director of Data General Corporation since
                                            1989.  Prior to joining Data General
                                            Corporation in 1986, Mr. Skates was a Partner
                                            of Price Waterhouse LLP, certified public
                                            accountants.  He is a member of the American
                                            Institute of Certified Public Accountants and
                                            the Massachusetts Society of Certified Public
                                            Accountants.  He is also a Trustee of
                                            Massachusetts General Hospital, an Overseer
                                            of the Boston Museum of Fine Arts, and Vice
                                            Chairman and a Director of the Massachusetts
                                            High Technology Council.

W. Nicholas Thorndike              65       Mr. Thorndike has served as a Trustee of the
                                            Company since February 1998.  Mr. Thorndike
                                            retired in 1988 from Wellington Management
                                            Company/Thorndike, Doran, Paine and Lewis
                                            where he was Chairman of the Board and
                                            Managing Partner.  Mr. Thorndike serves as a
                                            Director of Courier Corporation, Data General
                                            Corporation, the Providence Journal (where he
                                            is Chairman of the Executive Committee), and
                                            Bradley Real Estate Inc.  He also serves as a
                                            Trustee of Massachusetts General Hospital,
                                            having served as Chairman of the Board from
                                            1987 to 1992 and President from 1992 to 1994,
                                            and serves as Trustee of Eastern Utilities
                                            Associates, Northeastern University and the
                                            Putnam Funds.

                                             Positions with Company, Business Experience
              Name                  Age                  and Other Positions
-----------------------------------------------------------------------------------------
Ferdinand Colloredo-Mansfeld       58       Ferdinand Colloredo-Mansfeld has served as
                                            Chairman of the Board of Trustees and Chief
                                            Executive Officer of the Company since its
                                            formation in October 1997.  See the
                                            description of Mr. Colloredo-Mansfeld's
                                            background set forth under Item 4A of this
                                            report.

Robert E. Patterson                53       Mr. Patterson has served as President and a
                                            Trustee of the Company since October 1997.
                                            See the description of Mr. Patterson's
                                            background set forth under Item 4A of this
                                            report.

Christopher C. Milliken            52       Mr. Milliken has been a Trustee of the
                                            Company since February 1998.  He has been the
                                            Senior Vice President, Operations of the
                                            Boise Cascade Office Products Corporation
                                            since 1995, previously having served as
                                            Eastern Region Manager from 1990.  Prior to
                                            beginning his career at Boise Cascade Office
                                            Products Corporation in 1977, Mr. Milliken
                                            served in various merchandise management
                                            positions at Marshall Field & Company from
                                            1970 to 1977.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Trustees, executive officers and beneficial owners of more than ten percent of the Common Shares to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and to provide the Company with copies of such reports. The Company was not subject to Section 16(a) during 1997.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Summary Compensation Table
--------------------------

The Company was organized in October 1997 and did not pay any compensation to its executive officers during 1997. The following table sets forth information concerning the base compensation to be paid, and the initial amounts of options to purchase Units granted, to Ferdinand Colloredo-Mansfeld, Robert E. Patterson, Franz Colloredo-Mansfeld, Andrew D. Ebbott, Howard B. Hodgson, Jr., Eugene F. Reilly and Neil E. Waisnor (collectively, the

"Named Executive Officers") during the fiscal year ending December 31, 1998.

                                                                           Long-Term
                                                        Annual            Compensation
                                                     Compensation            Awards
-------------------------------------------------------------------------------------------
                                                                           Securities
                                         Fiscal                            Underlying
Name and Principal Position               Year          Salary             Options(#)
-------------------------------------------------------------------------------------------
Ferdinand Colloredo-Mansfeld
   Chairman of the Board and
    Chief Executive Officer              1998          $265,000              350,000

Robert E. Patterson
   President                             1998          $245,000              275,000

Franz Colloredo-Mansfeld
   Chief Financial Officer               1998          $175,000              250,000

Andrew D. Ebbott
   Senior Vice President
   Director of Acquisitions              1998          $175,000              200,000

Howard B. Hodgson, Jr.
   Senior Vice President                 1998          $175,000              200,000
   Director of Real Estate Operations

Eugene F. Reilly
   Senior Vice President
   Director of Leasing, Marketing
    and Development                      1998          $175,000              200,000

Neil E. Waisnor
   Senior Vice President                 1998          $175,000              200,000
   Finance, Treasurer and Secretary

Option Grants
-------------

The following table sets forth certain information concerning grants of options to purchase Units to the Named Executive Officers made in February 1998.

                                                     Individual Grants(1)                                    Potential Realizable
                                    ------------------------------------------------------------------       Value at Annual Rates
                                                                                                                of Stock Price
                                                                                                            Appreciation for Option
                                                                                                                    Term(2)
                                ----------------------------------------------------------------------------------------------------

                                      Number of
                                      Securities      Percent of Total      Exercise or
                                      Underlying       Options Granted       Base Price
                                       Options         to Employees(3)       per Share      Expiration
Name                                   Granted                                                 Date           5%             10%
------------------------------------------------------------------------------------------------------------------------------------

Ferdinand Colloredo-Mansfeld               350,000         17.1%                  $20.00        2/4/08    $4,402,262     $11,156,197

Robert E. Patterson                        275,000         13.4%                  $20.00        2/4/08     3,458,920       8,765,584

Franz Colloredo-Mansfeld                   250,000         12.2%                  $20.00        2/4/08     3,144,473       7,968,712

Andrew D. Ebbott                           200,000          9.8%                  $20.00        2/4/08     2,515,579       6,374,971

Howard B. Hodgson, Jr.                     200,000          9.8%                  $20.00        2/4/08     2,515,579       6,374,971

Eugene F. Reilly                           200,000          9.8%                  $20.00        2/4/08     2,515,579       6,374,971

Neil E. Waisnor                            200,000          9.8%                  $20.00        2/4/08     2,515,579       6,374,971


(1) Options granted under the Company's Long Term Incentive Plan upon the closing of the Company's initial public offering in February 1998. Options vest in four equal annual installments beginning on the first anniversary of the date of grant.
(2) Hypothetical gains based on assumed rates of annual compounded share price appreciation of 5% and 10% from the date of grant over the full option term. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future increases in the price of its Common Shares or the Units.
(3) Based on an aggregate of options to purchase 2,045,600 Units granted to employees upon the closing of the Company's initial public offering.

Employment Contracts and Termination of Employment and Change-in-Control
------------------------------------------------------------------------
Arrangements
------------

Employment Agreements

Messrs. Ferdinand Colloredo-Mansfeld, Robert E. Patterson and Franz Colloredo-Mansfeld and each of the other Named Executive Officers have entered into employment agreements with the Company and the Operating Partnership. Each of the agreements with Messrs. Ferdinand Colloredo-Mansfeld, Robert E. Patterson and Franz Colloredo-Mansfeld is for an initial term of three years, which will be automatically extended for successive one-year periods unless otherwise terminated. The agreements with each of the other Named Executive Officers are for initial terms of two years, which will be automatically extended for successive one-year periods unless otherwise terminated. The agreements each provide for base annual compensation in the amounts set forth in the Summary Compensation Table above and a cash bonus to be determined by the Board of
Trustees or the Executive Compensation Committee thereof.   The base annual
compensation may be increased in subsequent years by action of the Board of Trustees or the Executive Compensation Committee. Each of the employment agreements provides for severance payments equal to three times current base salary plus the amount of any bonus paid for the preceding year and including certain tax reimbursements, in the event of termination by the Company without
cause or by the employee after a change in control of the Company.   Each
executive is required under the terms of his employment agreement to devote substantially all of his business time to the affairs of the Company. The agreements also prohibit each executive from engaging, directly or indirectly, during the term of his employment in activities that compete with those of the Company or the Operating Partnership.

Long Term Incentive Plan

The Board of Trustees has adopted the Cabot Industrial Trust Long Term Incentive Plan (the "Long Term Incentive Plan") for the purpose of attracting and retaining highly qualified executive officers, Trustees and employees. The Long Term Incentive Plan is administered by the Executive Compensation Committee of the Board of Trustees, except that the Board of Directors of Cabot Advisors, Inc. (the "Management Company") or a committee thereof selects those employees of the Management Company who are eligible for awards under the Long Term Incentive Plan. As used in this summary, the term "Administrator" means the applicable Board or committee or its delegate, as appropriate. Officers and other employees of the Company, the Operating Partnership and designated subsidiaries, including the Management Company, and members of the Board of Trustees who are not employees of the Company ("Non-employee Trustees") are eligible to participate in the Long Term Incentive Plan. Certain awards are made to the Non-employee Trustees automatically and the applicable Administrator selects other individuals for participation in the Long Term Incentive Plan ("Participants"). No options or other incentive award may be granted under the Long Term Incentive Plan after the tenth anniversary of the date of its adoption.

Options awarded to Participants in the Long Term Incentive Plan who are Non-employee Trustees or employees of the Company relate to Common Shares. Options awarded to Participants in the Plan who are employees of the Operating Partnership or the Management Company relate to Units. The Long Term Incentive Plan authorizes the issuance of up to 4,347,500 Common Shares and Units. The number of Common Shares and Units available may increase on each January 1 to an amount equal to 10% of the aggregate number of outstanding Common Shares and Units on such date. The number of Common shares or Units underlying awards made to any one individual in any one-year period may not exceed 500,000 Common Shares or 500,000 Units or any combination thereof. The Long Term Incentive Plan provides for the grant of (i) Common Share options intended to qualify as incentive options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) Common Share options and Unit options not intended to qualify as incentive options under Section 422 of the Code and (iii) dividend equivalent rights and distribution equivalent rights which entitle a Participant to be credited with additional Common Share or Unit rights.

In connection with the grant of options under the Long Term Incentive Plan other than options to Non-employee Trustees, the Administrator determines the terms of the option, including the option exercise price and any vesting requirements and whether a dividend equivalent right or a distribution equivalent right shall be awarded in conjunction, respectively, with a Common Share option or a Unit option. The Administrator has authority to award options at less than fair market value (as defined in the Long Term Incentive Plan) but at this time has no intention of doing so. At the time of a Non-employee Trustee's initial election or appointment as a Trustee, such Trustee automatically receives an option to purchase 10,000 Common Shares. Thereafter, at the closing of the annual meeting of the Trust's shareholders, each continuing Non-employee Trustee shall receive an option to purchase an additional 4,000 Common Shares. Upon the closing of the Company's initial public offering in February 1998, options for a total of 2,095,600 Common Shares and units were granted to employees, officers and Non-employee Trustees, including the officers named in Summary Compensation Table above, with an exercise price equal to the offering price of $20.00. The initial options granted to officers and employees under the Long Term Incentive Plan have ten-year terms and become exercisable in four equal annual installments commencing on the first anniversary of the date of grant, subject to acceleration of vesting upon a change in control of the company (as defined in the Long Term Incentive Plan).

A Common Share option granted under the Long Term Incentive Plan may be exercised for any number of whole Common Shares up to the full number of Common Shares for which the option could be exercised. A Unit option may be exercised for any number of whole units up to the full number of Units for which the option could be exercised. A holder of any option has no rights as an owner with respect to the Common Shares or Units, as applicable, subject to his or her option until the option is exercised. To the extent an option has not become exercisable at the time of the holder's termination of employment, it will be forfeited unless the Administrator has previously exercised its reasonable discretion to make such option exercisable, and all vested options which are not exercised by the expiration date described in the Long Term Incentive Plan will be forfeited. Any Common Shares or Units subject to an option which is forfeited (or which expires without exercise) will again be available for grant under the Long Term Incentive Plan. Payment of the exercise price of an option granted under the Long Term Incentive Plan may be made in cash or by exchanging Common Shares, in the case of Common Share options, or Units, in the case of Unit options, that have, in either case, been upheld by the Participant for at least six months, or in any combination thereof, as determined by the Administrator.

Savings Plan

The Company has assumed, and the Operating Partnership and certain subsidiaries, including the Management Company (each a "Participating Employer"), have adopted, the Cabot Partners Employee Savings Plan (the "401(k) Plan"). Prior service with Cabot Partners will be credited in full as service with the Company or a Participating Employer for all purposes under the 401(k) Plan, including eligibility and vesting.

The 401(k) Plan permits each participating employee to defer up to 15% of compensation, subject to the annual statutory limitation prescribed by Section 402(g) of the Code, on a pre-tax basis. The Company and the Participating Employers make matching contributions equal to 100% of the amount deferred, up the lesser of 6% of compensation or $1,800. The Company and the Participating Employers may also make annual contributions if the Company achieves certain performance objectives determined on an annual basis by the Executive Compensation Committee. Matching and discretionary contributions are made in cash or Common Shares.

Compensation of Trustees

Independent Trustees receive an annual retainer of $18,000 and per meeting compensation of $1,000. The Chairman of the Audit Committee and the Executive Compensation Committee each receive an additional $1,000 annually for their services in such capacities, and each Trustee is reimbursed for out-of-town travel expenses incurred in connection with attendance at Board and committee meetings. Each Independent Trustee also receives, under the Company's Long Term Incentive Plan, an initial grant of options to purchase 10,000 Common Shares on the date they become a Trustee, and an additional annual grant of options to purchase 4,000 Common Shares each year on the date of the Company's annual meeting of shareholders provided they have been reelected or are continuing to serve as Trustees following such meeting. The exercise price per share for options granted to Independent Trustees is the market price of a Common Share, as defined in the Long Term Incentive Plan, on the date of grant. Options granted to Independent Trustees become exercisable on the first anniversary of the date of grant.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

Principal and Management Shareholders

The following table sets forth, as of April 17, 1998, the beneficial ownership of Common Shares of (i) each person known by the Company to own more than 5% of the Common Shares, (ii) each Trustee and nominee, (iii) each person named in the Summary Compensation Table above, and (iv) all Trustees and executive officers of the Company as a group. The table also sets forth the number of limited partnership units (the "Units") of the Operating Partnership owned by each beneficial owner of Units that, upon exchange of Units for Common Shares, would own more than 5% of the Common Shares, and by the persons and group specified in clauses (ii) through (iv) above. Pursuant to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "Operating Partnership Agreement"), the Units are exchangeable for Common Shares on a one-for-one basis or the cash equivalent thereof (as determined by the Company) beginning February 4, 1999, or such earlier date as the Company may authorize. Unless otherwise indicated, the persons and entities named below have sole voting and investment power with respect to all Common Shares and Units shown as beneficially owned by them.

                                                                         Percent of
                                                                         All Common      Percent of
                                                                         Shares and      All Common
Beneficial Owner(1)                    Common Shares      Units           Units(2)       Shares (3)
----------------------------------------------------------------------------------------------------
Ferdinand Colloredo-Mansfeld                    1,050       1,331,657            3.1%            6.7%

Robert E. Patterson                            14,000         128,590        *               *

Franz Colloredo-Mansfeld                        4,000          25,991        *               *

Andrew D. Ebbott                                1,000          36,499        *               *

Howard B. Hodgson Jr.                           1,000          36,499        *               *

Eugene F. Reilly                                   --          30,416        *               *

Neil E. Waisnor                                    --          36,499        *               *

Noah T. Herndon                                 5,000              --        *               *

Christopher C. Milliken                           100              --        *               *

Maurice Segall                                  2,500              --        *               *

W. Nicholas Thorndike                           5,000              --        *               *

Ronald L. Skates                               10,000              --        *               *

IBM Retirement Plan Trust(4)                       --      10,246,244           23.5%           35.5%

Pennsylvania Public School
 Employees' Retirement System(5)                   --       5,502,973           12.6%           22.8%

New York State Teachers' Retirement
 System(6)                                  2,186,947       3,764,579           13.7%           26.6%

State of Wisconsin Investment
 Board(7)                                   2,959,534              --            6.8%           15.9%

Leland Stanford Jr. Endowment Fund(8)              --       2,367,923            5.4%           11.3%

The Prudential Insurance Company of
 America(9)                                 2,504,699              --            5.8%           13.5%

Argo Partnership II, L.P.(10)               1,586,484              --            3.6%            8.5%

Morgan Stanley Asset Management
 Inc.(11)                                   1,000,000              --            2.3%            5.4%

All Trustees and executive officers
 as a group (12 persons)                       43,650       1,626,151            3.8%            8.3%


*  Less than 1%

(1) Unless otherwise indicated, the address of each named person or the title holding entity is c/o Cabot Industrial Trust, Two Center Plaza, Suite 200, Boston, Massachusetts 02108.
(2) Assumes all Units exchanged for Common Shares on a one-for-one basis (without regard to the prohibition on exchange of 22,699,884 and 2,228,719 Units until February 4, 1999 and 2000 respectively).
(3) Assumes that all Units beneficially owned by the identified person or group (and no other person) are exchanged for Common Shares on a one-for-one basis (without regard to the prohibition on exchange of 22,699,884 and 2,228,719 units until February 4, 1999 and 2000, respectively).
(4) Information based on a Schedule 13G dated April 22, 1998 filed with the Securities and Exchange Commission. The address of IBM Retirement Plan Trust is 3001 Summer Street, Stamford, Connecticut 06905.
(5) Units held of record by Keystone-Illinois Property Holding Corp., Keystone-New Jersey Property Holding Corp. and Keystone-Ohio Property Holding Corp. which are each owned by Pennsylvania Public School Employees' Retirement System. The business address of the Unitholders is 875 North Michigan Avenue, Suite 4114, Chicago, Illinois 60611.
(6) Common Shares and Units held of record by the three title holding entities and six title holding entities, respectively, which are each wholly owned by New York State Teachers' Retirement System. The business address of these entities is c/o Bankers Trust Company, 14 Wall Street, New York, New York 10005.
(7) Information based on a Schedule 13G dated March 10, 1998 filed with the Securities and Exchange Commission. The address of State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707.
(8) Units held of record by CP REPROP Corp. which is wholly owned by the Leland Stanford Jr. Endowment Fund. The business address of the entities is c/o Stanford Management Company, 2770 Sand Hill Road, Menlo Park, California 94025.
(9) Includes 950 shares with respect to which The Prudential Insurance Company of America ("Prudential") has shared voting and investment power. Information based on a Schedule 13G dated March 9, 1998 filed with the Securities and Exchange Commission. Prudential's address is 751 Broad Street, Newark, New Jersey 07102-3777.
(10) Common Shares held of record by West Coast Industrial, L.I.C. which are beneficially owned by its managing member, Argo Partnership II, L.P. The business address of this Unitholder is c/o The O'Connor Group, 399 Park, Avenue, New York, New York 10022.
(11) Common Shares held of record by Morgan Stanley Asset Management Inc. ("MSAM") as advisor to Stichting Bedrijspensioenfonds Voor De Metaalnijhwerheld, Stichting Pensiocnfonds ABP, MS Real Estate Special Situations Inc., The Morgan Stanley Real Estate Special Situations Funds I, L.P., The Morgan Stanley Real Estate Special Situations Fund II, L.P. and Morgan Stanley Real Estate Special Situations Real Estate Investors, L.P. MSAM and Morgan Stanley, Dean Witter, Discover & Co., as the owner of all of the common stock of MSAM, are deemed beneficially to own the Common Shares beneficially owned by these entities. MSAM maintains its principal office at 1221 Avenue of the Americas, New York, New York 10020 and Morgan Stanley, Dean Witter, Discover & Co. maintains its principal office at 1585 Broadway, New York, New York 10036. MSAM and Morgan Stanley, Dean Witter, Discover & Co. disclaim beneficial ownership of such Common Shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

Formation Transactions

In connection with the formation of the Company and the Operating Partnership in October 1997, certain Trustees and executive officers, members of their family and certain other persons (collectively, the "Cabot Group Participants") received a total of 1,705,506 Units in exchange for their interests in C-M Holdings L.P. and its affiliated partnerships ("C-M Property Partnerships") and/or Cabot Partners, respectively. These Units (representing approximately 3.9% of the common equity of the Company on a fully diluted basis had a total value of approximately $34.1 million, based on the initial public offering price of the Company's Common Shares of $20.00 per share (the "Offering Price"). The Cabot Group Participants' partnership interests for the C-M Property Partnerships and Cabot Partners had an aggregate net book value of $5.1 million as of September 30, 1997. The aggregate cost to the Cabot Group Participants for these partnership interests was $8.8 million, resulting in an unrealized gain of approximately $25.3 million. The C-M Property Partnerships are owned by Ferdinand Colloredo-Mansfeld, the Company's Chairman and Chief Executive Officer, and members of his immediate family, including Franz Colloredo-Mansfeld, the Company's Chief Financial Officer, with Ferdinand Colloredo-Mansfeld owning a 97% partnership interest therein and Franz Colloredo-Mansfeld and other family members holding 1% and 2% partnership interest therein, respectively. Of the total number of Units received by the Cabot Group Participants in connection with the formation of the Company and the Operating Partnership, (i) Ferdinand Colloredo-Mansfeld received 1,331,657 Units having a value, based on the Offering Price, of approximately $26.6 million in exchange for his partnership interests in the C-M Property Partnerships and Cabot Partners, which had an aggregate cost of approximately $4.7 million and $3.9 million, respectively, (ii) Robert E. Patterson, President of the Company, received 128,590 Units having a value, on such basis, of approximately $2.6 million in exchange for his partnership interests in Cabot Partners, which had an aggregate cost of $59,000, and (iii) the other executive officers of the Company received 165,904 Units having a value, on such basis, of approximately $3.3 million in exchange for partnership interests in the C-M Property Partnerships and Cabot Partners, which had an aggregate cost of $62,000. In addition, the Company reimbursed or will reimburse Cabot Partners for approximately $1.2 million of out-of-pocket expenses incurred by Cabot Partners in connection with the formation of the Company pursuant to the terms of the Contribution Agreement, dated October 10, 1997, entered into in connection with the formation of the Company.

In addition, the Contributing Investors (as defined below) received a total of 22,598,735 Units and 8,961,714 Common Shares in exchange for their interests in the certain properties that were contributed to the Company and/or the Operating Partnership in connection with their formation. These Units and Common Shares (representing approximately 72.6% of the common equity of the Company on a fully diluted basis) had a total value of approximately $631.2 million based on the Offering Price, compared to the aggregate cost of such properties of approximately $655.9 million. The Contributing Investors include CP Investment Properties, Inc. (the title holding entity of IBM Retirement Plan Trust), nine title holding entities of New York Teachers' Retirement System, State of Wisconsin Investment Board, CP REPROP Corp. (the title holding entity of the Leland Stanford Jr. Endowment Fund), West Coast Industrial, L.L.C. (the title holding entity of Argo Partnership II, L.P.), Keystone-New Jersey Property

Holding corp., Keystone-Ohio Property Holding Corp. and Keystone-Illinois Property Holding Corp. (the title holding entities of Pennsylvania Public School Employes' Retirement System), Herrod Associates and the Prudential Insurance Company of America.

The Units received by the Cabot Group Participants and the Contributing Investors in connection with the formation of the Company and the Operating Partnership may, in accordance with the Operating Partnership Agreement, be exchanged in whole or in part for Common Shares on a one-for-one basis or, at the election of the Company, the cash equivalent thereof, at any time commencing February 4, 1999 in the case of the Contributing Investors or February 4, 2000 in the case of the Cabot Group Participants. The Company currently expects that it will not elect to pay cash for Units in connection with any such exchange request, but instead will issue Common Shares in exchange for such Units. The receipt and retention of the Units in exchange for contributed assets may provide the Cabot Group Participants and certain of the Contributing Investors with continued deferral of the taxable gain associated with dispositions of those assets.

In connection with the formation of the Management Company in December 1997, Cabot Partners contributed to the Management Company certain advisory contracts and other assets relating to properties that were not contributed to the Company or the Operating partnership. The Operating Partnership owns all of the non-voting preferred stock of the Management Company, is entitled to receive quarterly cash dividends equal to 95% of the Management Company's net operating cash flow and is senior in liquidation or dissolution to the extent of the liquidation preference of the preferred stock to the Management Company common equity. Ferdinand Colloredo-Mansfeld acquired all of the voting common shares of the Management Company for a cash purchase price of $100,000 and is entitled to receive quarterly cash dividends equal to 5% of the Management Company's net operating cash flow.

Private Placement

Concurrently with the Company's initial public offering, the Company sold $20 million of Common Shares at the Offering Price in a private offering to the following investors, for whom Morgan Stanley Asset Management Inc. acted as advisor: Stichting Bedrijspensioenfonds Voor De Metaalnijhverheid, Stichting Pensioenfonds ABP, MS Real Estate Special Situations Inc., The Morgan Stanley Real Estate Special Situations Funds I, L.P., The Morgan Stanley Real Estate Special Situations Fund II, L.P. and Morgan Stanley Real Estate Special Situations Real Estate Investors, L.P. Under the agreements relating to the sale of such shares, the Company has agreed to file a registration statement with the Securities and Exchange Commission 180 days after the closing of the Company's initial public offering for the purpose of registering resales, subject to certain exceptions, of such Common Shares and to reimburse such parties for up to $25,000 in related legal expenses.

Repayment of Debt

Approximately $18.3 million of indebtedness secured by the properties contributed by the C-M Property Partnerships was assumed by the Operating Partnership, and approximately $13.1 million of such indebtedness was repaid from the proceeds of the Company's initial public offering.

Indemnification

The Company has entered into indemnification agreements with each of its executive officers and Trustees that require that the Company indemnify such persons to the fullest extent permitted by Maryland law and reimburse them for legal and related expenses as incurred in connection with litigation to which they may become subject as a result of their positions with the Company, subject to an obligation to reimburse the Company if it is ultimately determined that indemnification is not permitted in the circumstances. Although the indemnification agreements provide substantially the same scope of indemnification as that to which the Company's officers and Trustees are entitled under the Company's Bylaws and applicable Maryland law, such agreements may provide greater assurance to Trustees and executive officers that indemnification will be available because, as contracts, they cannot be modified unilaterally in the future by the Board of Trustees or the shareholders to eliminate the rights they provide.

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

3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Registrant's Form S-11.

3.3        Form of Registration Rights and Lock-Up Agreement, dated as of
           February 4, 1998, between the Company, the Contributing Investors and various other persons identified therein (included as Exhibit B to
           Exhibit 4.1). Incorporated by reference to Exhibit 3.3 to the
           Registrant's Form S-11.
3.4        Second Amended and Restated Agreement of Limited Partnership
           Agreement of Cabot Industrial Properties, L.P., dated February 4,
           1998. Incorporated by reference to Exhibit 3.5 to the Registrant's
           Form S-11.
4.1        Contribution Agreement relating to the Capitalization of Cabot
           Industrial Trust, dated as of October 10, 1997, among the Company, the Operating Partnership, Cabot Partners and Various Contributors
           and Title Holding Entities Identified Therein. Incorporated by
           reference to Exhibit 4.1 to the Registrant's Form S-11.
10.1       Form of Indemnification Agreement between the Company and the Trustees.
           Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-11.
10.2       Share Purchase Agreement, dated as of December 17, 1997,  between the
           Company and Morgan Stanley Asset Management Inc., on behalf of certain of its institutional investors. Incorporated by reference to
           Exhibit 10.2 to the Registrant's Form S-11.
10.3       Form of Registration Rights and Lock-Up Agreement, between the
           Company and Morgan Stanley Asset Management Inc., on behalf of certain of its institutional investors. Incorporated by reference to
           Exhibit 10.3 to the Registrant's Form S-11.
10.4       Cabot Industrial Trust Long Term Incentive Plan. Incorporated by
           reference to Exhibit 10.4 to the Registrant's Form S-11.
10.5       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Ferdinand Colloredo-Mansfeld. Incorporated by reference to
           Exhibit 10.5 to the Registrant's Form S-11.
10.6       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Robert E. Patterson. Incorporated by reference to Exhibit
           10.6 to the Registrant's Form S-11.
10.7       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Franz Colloredo-Mansfeld. Incorporated by reference to
           Exhibit 10.7 to the Registrant's Form S-11.
10.8       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Andrew D. Ebbott, Howard B. Hodgson, Jr., Neil E. Waisnor or
           Eugene F. Reilly. Incorporated by reference to Exhibit 10.8 to the
           Registrant's Form S-11.
10.9       Revolving Credit Agreement between the Operating Partnership and
           Morgan Guaranty Trust Company of New York, dated March 27, 1998.
24         Power of Attorney (included on the signature page to the Company's
           Form 10-K as filed March 31, 1998).
27         Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CABOT INDUSTRIAL TRUST

                                                  By     /s/ Robert E. Patterson
                                                         _______________________
                                                  Title: President
                                                         _______________________

                                                  Date:  April 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Title                                Date
                                   -----                                ----
/s/            *
________________________________   Chairman of the Board and            April 30, 1998
Ferdinand Colloredo-Mansfeld       Chief Executive Officer
                                   Trustee

/s/ ROBERT E. PATTERSON
________________________________   President and Trustee                April 30, 1998
Robert E. Patterson


/s/            *
________________________________   Chief Financial Officer              April 30, 1998
Franz Colloredo-Mansfeld


/s/ Neil E. Waisnor
________________________________   Senior Vice President--Finance,      April 30, 1998
Neil E. Waisnor                    Treasurer and Secretary
                                   Chief Accounting Officer

/s/            *
________________________________
Noah T. Herndon                    Trustee                              April 30, 1998


/s/            *
________________________________
Christopher C. Milliken            Trustee                              April 30, 1998


/s/            *
________________________________
Maurice Segall                     Trustee                              April 30, 1998


/s/            *
________________________________
W. Nicholas Thorndike              Trustee                              April 30, 1998


/s/            *
________________________________
Ronald L. Skates                   Trustee                              April 30, 1998


* By Neil E. Waisnor pursuant to a Power of Attorney filed March 31, 1998.