Form 10-Q
period 1998-03-31
CABOT INDUSTRIAL TRUST
filed 1998-05-15
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended:  March 31, 1998       Commission File Number: 1-13829
                        --------------                               -------

                            CABOT INDUSTRIAL TRUST
                            ----------------------
            (Exact name of registrant as specified in its charter)

            Maryland                                   04-3397866
 ------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



           Two Center Plaza, Suite 200, Boston, Massachusetts 02108
           --------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                (617) 723-0900
              ---------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X         NO
                           --------        -------

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

As of May 11, 1998, 18,586,764 Common Shares of Beneficial Interest, $.01 par value, of the Registrant were outstanding.

                        PART I.  FINANCIAL INFORMATION



ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS



The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 1997 Form 10-K of the registrant (the "Company"). These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 1998 through March 31, 1998 are not necessarily indicative of the results that may be expected for the period from January 1, 1998 through December 31, 1998.

                            CABOT INDUSTRIAL TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEET
                  As of March 31, 1998 and December 31, 1997
                   (dollars in thousands, except share data)

ASSETS:                                                              March 31,    December 31,
                                                                        1998          1997
                                                                    -----------    ----------
                                                                    (unaudited)
INVESTMENT IN REAL ESTATE:
Rental Properties                                                       840,041     $      --
Less:  Accumulated Depreciation                                          (2,670)           --
Land Held for Development                                                   669            --
                                                                    -----------    ----------
                                                                     $  838,040     $      --
                                                                    -----------    ----------
OTHER ASSETS:
Cash and Cash Equivalents                                            $    1,313     $       1
Rents and Other Receivables                                               1,603            --
Deferred Rent Receivable                                                    396            --
Deferred Lease Acquisition Costs, Net                                    12,465            --
Deferred Financing Costs, Net                                             1,477            --
Due from Related Party                                                      196            --
Other Assets                                                                734         3,480
                                                                    -----------    ----------
TOTAL ASSETS                                                         $  856,224     $   3,481
                                                                    ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                        $   13,445     $      --
Accounts Payable                                                          1,094         2,255
Due to Related Party                                                         34         1,225
Accrued Real Estate Taxes                                                 2,875            --
Other Liabilities                                                        14,597            --
                                                                    -----------    ----------
                                                                     $   32,045     $   3,480
                                                                    -----------    ----------

MINORITY INTEREST                                                    $  471,430     $      --
                                                                    -----------    ----------

SHAREHOLDERS' EQUITY:
    Common Shares, $0.01 par value, 150,000,000 shares authorized,
    18,586,764 shares issued and outstanding at March 31, 1998
    and 50 shares issued and outstanding at December 31, 1997        $      186            --
Paid in Capital                                                         349,085             1
Retained Earnings                                                         3,478            --
                                                                    -----------    ----------

TOTAL SHAREHOLDERS' EQUITY                                           $  352,749     $       1
                                                                    -----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  856,224     $   3,481
                                                                    ===========    ==========

                               CABOT INDUSTRIAL TRUST

                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                     For the Three Months ended March 31, 1998
                (unaudited, dollars in thousands, except share data)


REVENUES:
Rental Income                                  $12,842
Tenant Reimbursements                            1,891
                                              --------
                                                14,733
EXPENSES:
Property Operating                             $ 1,042
Property Taxes                                   1,642
Depreciation and Amortization                    3,174
General and Administrative                       1,068
Interest Expense                                   155
                                              --------
         Total Expenses                        $ 7,081
Interest and Other Income                          474
                                              --------
Income Before Minority Interest                  8,126
Minority Interest Expense                       (4,648)
                                              --------
Net Income                                     $ 3,478
                                              ========

Earnings per Share:
    Basic                                      $   .19
                                              ========
    Diluted                                    $   .19
                                              ========

Weighted Average Shares:
    Basic                                       18,587
                                              ========
    Diluted                                     18,587
                                              ========

                             CABOT INDUSTRIAL TRUST

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   For the Three Months ended March 31, 1998
               (unaudited, dollars in thousands, except share data)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                            $   3,478
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and Amortization                                                   3,174
          Straight Line Rent Adjustment                                                    (396)
          Minority Interest Expense                                                       4,648
          Increase in Rents and Other Receivables                                        (1,603)
          Increase in Accounts Payable                                                    1,027
          Increase in Other Assets                                                         (930)
          Increase in Accrued Real Estate Taxes                                           2,875
          Increase in Other Liabilities                                                   3,732
                                                                                    -----------

Net Cash Provided by Operating Activities                                             $  16,005
                                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and Lease Acquisition Costs                                                  $(178,414)
Improvements to Real Estate                                                                (147)
                                                                                    -----------

Net Cash Used in Investing Activities                                                 $(178,561)
                                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deferred Financing Costs                                                  $  (1,469)
Debt Principal Repayments                                                               (13,267)
Proceeds from the Issuance of Common Shares and Partnership Units, net                  179,821
Repurchase of Partnership Units                                                          (1,217)
                                                                                    -----------

Net Cash Provided by Financing Activities                                             $ 163,868
                                                                                    -----------

Net Increase in Cash and Cash Equivalents                                             $   1,312
                                                                                    -----------
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                         $       1
                                                                                    -----------

CASH AND CASH EQUIVALENTS- END OF PERIOD                                              $   1,313
                                                                                    ===========


Cash paid for interest                                                                $     155
                                                                                    ===========

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In conjunction with the Offering and Formation Transactions, the Company assumed $18,413 of indebtedness and issued 33,850,000 Common Shares and Partnership Units in exchange for real estate assets and the advisory business of Cabot Partners valued at $659,072 and $77, respectively.

  In conjunction with the acquisition of certain real estate, the Company assumed $8,299 of indebtedness.

  At March 31, 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $7,758, accrued offering costs totaled $3,160 and accrued financing costs totaled $14.

                               CABOT INDUSTRIAL TRUST

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             As of March 31, 1998
               (unaudited, dollars in thousands, except share data)
1.   General

Organization

Cabot Industrial Trust (the Company), a Maryland real estate investment trust, was formed on October 10, 1997. The Company is the managing general partner of a newly formed limited partnership, Cabot Industrial Properties, L.P. (the Operating Partnership), and will conduct substantially all of its business through the Operating Partnership. As the general partner of the Operating Partnership, the Company has the exclusive power under the agreement of limited partnership to manage and conduct the business of the Operating Partnership, and therefore the Company consolidates the results of the Operating Partnership for financial reporting purposes. The Company is a fully integrated, internally managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners). The Company expects to qualify as a real estate investment trust (a REIT) for federal income tax purposes.

The Company and the Operating Partnership had no operations from inception through February 4, 1998 (See Note 2).

Use of Estimates

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Rental Income

All leases are classified as operating leases. Certain leases provide for minimum rent payments that increase during the term of the lease and tenant occupancy during periods for which no rent is due. The Company records rental income for the full term of each lease on a straight-line basis. As of March 31, 1998, the receivables from tenants, net of reserves, which the Company expects to collect over the remaining life of the leases rather than currently (Deferred Rent) was $396. Deferred Rent is not recognized for income tax purposes until received.

2.   The Formation Transactions, The Offerings and Ownership

Initial Capitalization

The initial capitalization of the Company consisted of 50 shares of common stock, par value $.01 per share, issued for a total consideration of $1. In connection with the Formation Transactions and Offerings (described below), the Company issued an additional 18,586,714 shares of common stock.

The Formation Transactions

On February 4, 1998, under a Contribution Agreement executed by the Company, the Operating Partnership, Cabot Partners, and various other contributors, 122 real estate properties, certain real estate advisory contracts and other assets were
(i) contributed to the Operating Partnership in exchange for Units in the Operating Partnership that may, subject to certain restrictions, be exchanged for common shares of the Company or (ii) contributed to the Company in exchange for common shares. The properties contributed to the Company were contributed to the Operating Partnership in exchange for the number of general partnership Units in the Operating Partnership equal to the number of common shares exchanged for the property.

The Operating Partnership contributed the real estate advisory contracts to Cabot Advisors, Inc. (the Management Company) and received 100% of the non-voting preferred stock of the Management Company, which entitles it to 95% of the Management Company's net operating cash flow. All of the common stock of the Management Company is owned by an officer of the Company.

                               CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of  March 31, 1998
               (unaudited, dollars in thousands, except share data)


At March 31, 1998, the Company owned 42.8% of the Operating Partnership. The remaining 57.2%, which is owned by investors that elected to receive Operating Partnership Units, is considered minority interest.

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

The Company has incurred costs related to the Formation Transactions and the Offerings totaling $24,552, of which $7,730 remained unpaid at March 31, 1998. Approximately $1,228 of these costs were paid by Cabot Partners. The Company has paid Cabot Partners $1,194 as direct reimbursement for costs paid to third parties relating to these transactions and $34 remains payable to Cabot Partners at March 31, 1998.

Initial Dividend

On April 8, 1998 the Company and the Operating Partnership declared a dividend payable on April 30, 1998 to Shareholders or Unitholders of record as of April 22, 1998, of $.202 per Share/Unit.

3.  Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, the Company generally will not be subject to federal income tax if it distributes at least 95% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

4.  Debt Facilities

The Mortgage Loans

The Company acquired certain loans in connection with the Formation Transactions and assumed certain loans in conjunction with subsequent real estate acquisitions (the Mortgage Loans). The Mortgage Loans bear interest at annual rates ranging from 7.95% to 8.875% and are secured by certain of the Company's properties with a net book value of $26,833 as of March 31, 1998.

The Acquisition Facility

On March 16, 1998, the Operating Partnership entered into a $325 million unsecured revolving line of credit (the Acquisition Facility). The Acquisition Facility matures on March 16, 2001 and the interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on the Operating Partnership's loan-to-value ratio. The Acquisition Facility is intended to be used to acquire and develop properties and for working capital purposes.

The Company did not use the Acquisition Facility in the quarter ended March 31, 1998.

                               CABOT INDUSTRIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             As of March 31, 1998
              (unaudited, dollars in thousands, except share data)


5.  Investment in Real Estate

In accordance with generally accepted accounting principles, the Company has accounted for the Formation Transactions using the purchase method of accounting. As such, the assets and liabilities acquired in connection with the Formation Transactions are recorded at the fair value of the consideration surrendered and liabilities assumed, except for the net assets contributed by Cabot Partners, the sponsor and organizer, which were recorded at carryover historical cost basis. The acquisition cost was then allocated to all identifiable assets based upon their individual estimated fair market values. The following is a summary of the acquisition cost recorded in connection with the Formation Transactions:

Fair value of the Company's Common Shares and
   the Operating Partnership's Units, based on the
   February 4, 1998 value of $20 per share/unit, issued
   to the Contributing Investors (except Cabot Partners)                  $640,608
Value of Partnership Units issued to Cabot Partners,
   recorded at carryover historical cost basis                                  77
Mortgage debt assumed                                                       18,413
Other acquisition costs and liabilities assumed                              8,713
                                                                        ----------
Acquisition cost basis                                                    $667,811
                                                                        ==========
Acquisition cost basis allocated to:
Land                                                                      $125,850
Buildings                                                                  529,498
Lease Acquisition Costs                                                     12,412
                                                                        ----------
Acquisition cost basis allocated to Real Estate
   as a result of the Formation Transactions                              $667,760
Acquisition cost basis allocated to Other Net Assets                            51
                                                                        ----------
Total cost basis allocated                                                $667,811
                                                                        ==========

Investments in real estate are depreciated over 40 years using the straight-line method. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Significant building renovations and improvements that improve or extend the useful life of the assets are capitalized. Tenant improvements and leasing commissions are capitalized and amortized on the straight-line method over the terms of the related lease.

6.  Long Term Incentive Plan

The Company has adopted the Cabot Industrial Trust Long Term Incentive Plan (the
Plan) for the purpose of attracting and retaining highly qualified executive officers, Trustees and employees. The plan will be administered by the Compensation Committee of the Board of Trustees (the Administrator). Officers and other employees of the Company, the Operating Partnership and designated subsidiaries and members of the Board of Trustees of the Company will also be eligible to participate.

Options will be awarded to Trustees or employees of the Company in the form of Common Shares or in the form of Units. The Plan currently authorizes the issuance of up to 4,347,500 Common Shares and Units. The number of Common Shares and Units available may increase each January 1 to an amount equal to 10% of the aggregate number of outstanding Common Shares and Units on such date. The Plan provides for the grant of (i) Common Share options intended to qualify as incentive options under Section 422 of the Code, (ii) Common Share options and Unit options not intended to qualify as incentive options under Section 422 of the Code and (iii) dividend equivalent rights and distribution equivalent rights which entitle a Participant to be credited with additional Common Share or Unit Rights.

                               CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of  March 31, 1998
              (unaudited, dollars in thousands, except share data)

In connection with the grant of options under the Plan, other than options to Trustees, the Administrator will determine the terms of the option, including the option exercise price, any vesting requirements and whether a dividend equivalent right or a distribution equivalent right shall be awarded. The Administrator has authority to award options at less than fair market value (as defined in the Plan) but at this time has no intention of doing so.

Effective as of the closing of the Offering, options for a total of 2,096,500 Common Shares and Units were granted to employees, officers and Trustees with an exercise price of $20 per share. The initial options granted under the Plan have ten-year terms and become exercisable in four equal annual installments commencing on the first anniversary of the date of grant, subject to acceleration of vesting upon a change in control of the Company (as defined in the Plan).

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

7.  Property Acquisitions

Subsequent to the Formation Transactions, the Operating Partnership acquired, through March 31, 1998, the following industrial properties with proceeds from the Offerings:

                                                                                                        Acquisition
Property Location                          Building Type                            Sq. Feet               Cost
-----------------                          -------------------------                -----------        ------------
Grapevine, TX                              Bulk Distribution/Workspace              1,182,361            $   52,207
Mira Loma, CA, Dacula, GA
Mechanicsburg, PA                          Bulk Distribution                          916,603                34,621
Mechanicsburg, PA                          Bulk Distribution                          494,000                17,102
San Diego, CA                              Bulk Distribution                          220,000                10,905
Orlando, FL                                Workspace Properties                       213,430                11,027
Tucker, GA                                 Workspace Properties                       134,163                 5,560
Atlanta, GA                                Workspace Properties                       128,000                 5,370
Florence, KY                               Workspace Properties                        61,555                 4,050
Tempe, AZ                                  Workspace Properties                        81,817                 3,295
Phoenix, AZ                                Multi-tenant Distribution                  144,602                 4,035
Tolleson, AZ                               Bulk Distribution                          278,142                 6,730
Mounds View, MN                            Multi-tenant Distribution/Workspace        320,328                20,225
Mt. Prospect, IL                           Workspace                                   57,150                 4,578
Kennesaw, GA                               Workspace                                  121,384                 5,489
                                                                                    ---------            ----------

Total square feet/acquisition cost                                                  4,353,535            $  185,194
                                                                                    =========
                                           Less: Debt Assumed                                                 8,299
                                                                                                         ----------
Proceeds used to fund acquisitions                                                                       $  176,895
                                                                                                         ==========

                               CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                As of March 31, 1998
             (unaudited, dollars in thousands, except share data)


8.   Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed considering the dilutive effect of the exercise of Unit options granted by the Operating Partnership. Basic and diluted earnings per share were calculated as follows:

                                               Three months ended
                                               ------------------
                                                 March 31, 1998
                                               ------------------
Basic:
Net Income                                              $ 3,478
                                                     ----------
Weighted Average Shares                                  18,587
                                                     ----------
Basic Earnings per Share                                $   .19
                                                     ==========

Diluted:
Net Income                                              $ 3,478
Effect of Unit Options                                      (15)
                                                     ----------
Income available to Common Shareholders, as             $ 3,463
 adjusted
                                                     ----------
Weighted Average Shares                                  18,587
                                                     ----------
Diluted earnings per share                              $   .19
                                                     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

The Company is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. The Company owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light assembly and flex/R & D) properties throughout the United States. At March 31, 1998 the Company owned 152 properties, 122 of which properties were acquired in connection with the Formation Transactions described in Note 2 to the consolidated financial statements herein, and 30 of which properties were acquired during the period from February 4, 1998 through March 31, 1998 (21 of the 30 properties were identified in the prospectus for the Company's initial public offering dated January 30, 1998). The Company was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of the Formation Transactions and Offerings on February 4, 1998, the date of the Company's initial public offering. The Company had no operations prior to February 4, 1998. In the following discussion dollars are in thousands, except share data.

Results of Operations

Since the Company was formed in October 1997 and did not begin operations until February 4, 1998, the results for the quarter ended March 31, 1998 represent activity for 56 days, and no comparison of results to a prior year quarter are available.

Net income attributable to common shareholders for the quarter ended March 31, 1998 totaled $3,478, or $.19 per share.

Rental revenues for the quarter ended March 31, 1998 were $14,733, including tenant reimbursements of $1,891. $12,756 of rental revenue was generated by the 122 properties owned as of February 4, 1998 as a result of the Formation Transactions (the Baseline Properties) and $1,977 was generated by the 30 properties acquired subsequent to February 4, 1998. The ratio of operating and real estate tax expense to tenant reimbursements was approximately 70%. Depreciation and amortization related to real estate investments totaled $3,174 for the quarter ended March 31, 1998.

Interest and other income included $414 of interest income, consisting of interest earned on the Company's invested cash balances. Interest expense represents interest incurred on $13,445 of indebtedness outstanding at March 31, 1998 with interest rates ranging from 7.95 to 8.875%.

Minority interest expense represents net income allocable to holders of Operating Partnership Units. At March 31, 1998, the Company owned 42.8% of the Operating Partnership and, therefore, minority interest ownership was 57.2%.

Capital Resources and Liquidity

As a result of the completion of the Offerings in February 1998, the Company issued 8,625,000 Common Shares to the public and 1,000,000 additional Common Shares to a group of investors in a private placement of shares. All of the Common Shares were sold at a price of $20.00 per share. The proceeds from the Offerings, net of offering costs, were $176,661.

The Company intends to rely on cash provided by operations, bank borrowings and public debt and equity financings as its primary sources of funding for acquisition, development, expansion or renovation of properties. The Company recently executed a $325 million unsecured revolving line of credit facility (Acquisition Facility) with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility will be used to fund property acquisitions, development activities, building expansions and tenant leasing costs and for other general corporate purposes. The Acquisition Facility contains certain restrictions and requirements, such as ratio limitations relating to total debt-to-assets, debt service coverage, minimum unencumbered assets to unsecured debt ratios, and other limitations. The Company believes cash flow from operations not distributed to shareholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

In the normal course of operations, the Company has purchased approximately $17,000 of real estate assets subsequent to March 31, 1998, and has commitments to purchase approximately $18,000 of additional real estate assets. There are a number of conditions that must be met prior to closing, therefore, it is uncertain as to whether all these assets will actually be purchased.

As of March 31, 1998, the Operating Partnership had fixed rate debt secured by properties with an outstanding principal amount of approximately $13.4 million and a Debt-to-Total Market Capitalization Ratio of less than 2%.

Cash and cash equivalents totaled $1,313 at March 31, 1998. Cash provided by operating activities was $16,005.

Item 3.  Quantitative Disclosures About Market Risk
         Not Applicable

PART II. OTHER INFORMATION


Item 1.    Legal Proceedings
                  Not Applicable

Item 2.    Changes in Securities and Use of Proceeds
                  Not Applicable

Item 3.    Defaults Upon Senior Securities
                  Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
                  Not Applicable

Item 5.    Other Information
                  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K
                  None


           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of May, 1998.

                          CABOT INDUSTRIAL TRUST
                      ___________________________________________
                          Registrant

     5/15/98          /s/ Neil E. Waisnor
________________      ___________________________________________
      Date                Neil E. Waisnor
                          Senior Vice President-Finance, Treasurer, Secretary

     5/15/98          /s/ Robert E. Patterson
________________      ___________________________________________
      Date                Robert E. Patterson
                          President