Form 10-Q
period 1998-06-30
CABOT INDUSTRIAL TRUST
filed 1998-08-13
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended:  June 30, 1998      Commission File Number:  1-13829
                        -------------                               -------

                             CABOT INDUSTRIAL TRUST
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                   04-3397866
       -------------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



            Two Center Plaza, Suite 200, Boston, Massachusetts 02108
            --------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                (617) 723-0900
                                --------------
             (Registrant's telephone number, including area code)



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

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of August 11, 1998, 18,586,764 Common Shares of Beneficial Interest, $.01 par value, of the Registrant were outstanding.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 1997 Form 10-K of the registrant (the "Company"). These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 1998 through June 30, 1998 are not necessarily indicative of the results that may be expected for the period from January 1, 1998 through December 31, 1998.

                            CABOT INDUSTRIAL TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEET
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS:
                                                        June 30, 1998     December 31, 1997
                                                        -------------     -----------------
                                                        (unaudited)
INVESTMENT IN REAL ESTATE:
Rental Properties                                         $ 917,720           $     --
Less:  Accumulated Depreciation                              (6,933)                --
Properties under Development                                  3,457                 --
                                                          ---------           ---------
                                                          $ 914,244           $     --
                                                          ---------           ---------
OTHER ASSETS:
Cash and Cash Equivalents                                 $   5,386           $       1
Rents and Other Receivables                                   1,102                 --
Deferred Rent Receivable                                      1,090                 --
Deferred Lease Acquisition Costs, Net                        13,721                 --
Deferred Financing Costs, Net                                 1,514                 --
Due from Related Party                                          542                 --
Other Assets                                                  1,147               3,480
                                                          ---------           ---------
TOTAL ASSETS                                              $ 938,746           $   3,481
                                                          =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                             $  17,533           $     --
Line of Credit Borrowings                                    68,000                 --
Accounts Payable                                                230               2,255
Due to Related Party                                            --                1,225
Accrued Real Estate Taxes                                     5,877                 --
Other Liabilities                                            15,130                 --
                                                          ---------           ---------
                                                          $ 106,770           $   3,480
                                                          ---------           ---------
MINORITY INTEREST                                         $ 476,722           $     --
                                                          ---------           ---------
SHAREHOLDERS' EQUITY:
    Common Shares, $0.01 par value,
     150,000,000 shares authorized,
     18,586,764 shares issued and
     outstanding at June 30, 1998
     and 50 shares issued and
     outstanding at December 31, 1997                     $     186           $     --
Paid in Capital                                             349,264                   1
Retained Earnings                                             5,804                 --
                                                          ---------           ---------
TOTAL SHAREHOLDERS' EQUITY                                $ 355,254           $       1
                                                          ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 938,746           $   3,481
                                                          =========           =========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 1998
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended
                                                               June 30, 1998
                                                             -------------------
REVENUES:
Rental Income                                                      $ 22,813
Tenant Reimbursements                                                 3,346
                                                                   --------
                                                                     26,159
                                                                   --------
EXPENSES:
Property Operating                                                    1,474
Property Taxes                                                        3,100
Depreciation and Amortization                                         5,072
General and Administrative                                            1,722
Interest Expense                                                        797
                                                                   --------
  Total Expenses                                                     12,165
                                                                   --------
Interest and Other Income                                               248
                                                                   --------
Income Before Minority Interest Expense                              14,242
Minority Interest Expense                                            (8,161)
                                                                   --------
Net Income                                                         $  6,081
                                                                   ========
Earnings per Share:
    Basic                                                          $   0.33
                                                                   ========
    Diluted                                                        $   0.33
                                                                   ========
Weighted Average Shares:
    Basic                                                            18,587
                                                                   ========
    Diluted                                                          18,587
                                                                   ========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 (NOTE 1)
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Six Months Ended
                                                  June 30, 1998
                                                 ----------------
REVENUES:
Rental Income                                        $ 35,655
Tenant Reimbursements                                   5,237
                                                     --------
                                                       40,892
                                                     --------
EXPENSES:
Property Operating                                      2,516
Property Taxes                                          4,742
Depreciation and Amortization                           8,246
General and Administrative                              2,790
Interest Expense                                          952
                                                     --------
   Total Expenses                                      19,246
                                                     --------
Interest and Other Income                                 722
                                                     --------
Income Before Minority Interest Expense                22,368
Minority Interest Expense                             (12,809)
                                                     --------
Net Income                                           $  9,559
                                                     ========
Earnings per Share:
    Basic                                            $   0.51
                                                     ========
    Diluted                                          $   0.51
                                                     ========
Weighted Average Shares:
    Basic                                              18,587
                                                     ========
    Diluted                                            18,587
                                                     ========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 (NOTE 1)
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Six Months Ended
                                                                  June 30, 1998
                                                                ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $   9,559
     Adjustments to reconcile net income to cash provided
       by operating activities:
          Depreciation and Amortization                                8,246
          Straight Line Rent Adjustment                               (1,090)
          Amortization of Deferred Financing Costs                       140
          Minority Interest Expense                                   12,809
          Increase in Rents and Other Receivables                     (1,102)
          Increase in Accounts Payable                                   196
          Increase in Other Assets                                    (1,622)
          Increase in Accrued Real Estate Taxes                        5,877
          Increase in Other Liabilities                                4,841
                                                                   ---------
Net Cash Provided by Operating Activities                             37,854
                                                                   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and Lease Acquisition Costs                                (253,189)
Improvements to Property                                                (751)
                                                                   ---------
Net Cash Used in Investing Activities                               (253,940)
                                                                   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deferred Financing Costs                                  (1,654)
Debt Principal Repayments                                            (13,427)
Line of Credit Advances, net                                          68,000
Proceeds from the Issuance of Common Shares, net                     178,559
Repurchase of Partnership Units                                       (1,217)
Distributions paid to Common Shareholders                             (3,755)
Distributions paid to Minority Interest                               (5,035)
                                                                   ---------
Net Cash Provided by Financing Activities                            221,471
                                                                   ---------
Net Increase in Cash and Cash Equivalents                              5,385
                                                                   ---------
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                              1
                                                                   ---------
CASH AND CASH EQUIVALENTS- END OF PERIOD                           $   5,386
                                                                   =========
Cash paid for interest, net of amounts capitalized                 $     640
                                                                   =========

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    In conjunction with the Offering and Formation Transactions, the Company assumed $18,413 of indebtedness and issued 33,850,000 Common Shares and Partnership Units in exchange for real estate assets and the advisory business of Cabot Partners valued at $659,072 and $77, respectively.

    In conjunction with the acquisition of certain real estate, the Company assumed $12,547 of indebtedness and issued Units valued at $2,268.

    At June 30, 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $8,374, and accrued offering costs totaled $1,898.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1998
        (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND SQUARE FOOTAGE DATA)

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

Since the Company was formed on October 10, 1997 and did not begin operations until February 4, 1998 (see Note 2), the results for the six months ended June 30, 1998 represent activity for 147 days only.

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

Rental Income

All leases are classified as operating leases. Certain leases provide for minimum rent payments that increase during the term of the lease and tenant occupancy during periods for which no rent is due. The Company records rental income for the full term of each lease on a straight-line basis. As of June 30, 1998, the receivables from tenants, net of reserves, which the Company expects to collect over the remaining life of the leases rather than currently
(Deferred Rent) was $1,090. Deferred Rent is not recognized for income tax purposes until received.

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

At June 30, 1998, the Company owned 42.7% of the Operating Partnership. The remaining 57.3%, which is owned by investors that elected to receive Operating Partnership Units, is considered minority interest.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1998
        (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND SQUARE FOOTAGE DATA)

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

Distributions

On April 8, 1998 the Company and the Operating Partnership declared distributions payable on April 30, 1998 to Shareholders or Unitholders of record as of April 22, 1998, of $.202 per Share/Unit, and on June 11, 1998 the Company and the Operating Partnership declared distributions payable on July 30, 1998 to Shareholders or Unitholders of record as of July 10, 1998, of $.325 per Share/Unit .


3.  Investment in Real Estate

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

Fair value of the Company's Common Shares and
  the Operating Partnership's Units, based on the
  February 4, 1998 value of $20 per share/unit, issued
  to the Contributing Investors (except Cabot Partners)          $640,608
Value of Partnership Units issued to Cabot Partners,
  recorded at carryover historical cost basis                          77
Mortgage debt assumed                                              18,413
Other acquisition costs and liabilities assumed                     8,713
                                                                 --------
Acquisition cost basis                                           $667,811
                                                                 ========
Acquisition cost basis allocated to:
Land                                                             $125,850
Buildings                                                         529,498
Lease Acquisition Costs                                            12,412
                                                                 --------
Acquisition cost basis allocated to Real Estate
  as a result of the Formation Transactions                      $667,760
Acquisition cost basis allocated to Other Net Assets                   51
                                                                 --------
Total cost basis allocated                                       $667,811
                                                                 ========

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

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1998
        (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND SQUARE FOOTAGE DATA)

4.   Property Acquisitions

During the period from April 1, through June 30, 1998 the Company has acquired the following industrial properties:

Property Location               Building Type                       Sq. Feet        Acquisition Cost
-----------------               -------------                       --------        ----------------
Sun Valley, CA                  Bulk Distribution                     181,670           $ 9,770
Otay Mesa, CA                   Workspace                             123,136             7,752
Ontario, CA                     Multi-tenant Distribution             161,180             6,310
Mt. Prospect, IL                Workspace                              43,250             3,617
Cincinnati, OH                  Bulk Distribution                     403,406            12,320
Plano, TX                       Multi-tenant Distribution             206,939             8,393
Huntington Beach, CA            Workspace                             125,000             7,960
Piscataway, NJ                  Workspace                             101,553             4,081
Phoenix, AZ                     Multi-tenant Distribution              89,423             6,744
Simi Valley, CA                 Workspace                             112,271             8,735
                                                                  -----------          --------
                                                                    1,547,828           $75,682
                                                                  ===========          ========


5.  Earnings per Share

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

                                                              Six months       Three months
                                                                ended             ended
                                                            June 30, 1998      June 30 1998
                                                            -------------      ------------
Basic:
Net Income                                                      $ 9,559            $ 6,081
                                                             ----------         ----------
Weighted Average Shares                                          18,587             18,587
                                                             ----------         ----------
Basic Earnings per Share                                        $   .51            $   .33
                                                             ==========         ==========
Diluted:
Net Income                                                      $ 9,559            $ 6,081
Effect of Unit Options                                              (43)               (28)
                                                             ----------         ----------
Income available to Common Shareholders, as adjusted            $ 9,516            $ 6,053
                                                             ----------         ----------
Weighted Average Shares                                          18,587             18,587
                                                             ----------         ----------
Diluted Earnings per share                                      $   .51            $   .33
                                                             ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Therefore, actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The Company's operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions which affect the Company's cost of capital also influence operating results.

Introduction

The Company is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. The Company owns and operates a diversified portfolio of bulk distribution, multi-tenant distribution and "workspace" (light assembly and flex/R & D) properties throughout the United States. At June 30, 1998 the Company owned 171 properties, 122 of which properties were acquired in connection with the Formation Transactions described in Note 2 to the consolidated financial statements herein, and 49 of which properties were acquired during the period from February 4, 1998 through June 30, 1998 (21 of the 49 properties were identified in the prospectus for the Company's initial public offering dated January 30, 1998). The Company was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of the Formation Transactions and Offerings on February 4, 1998, the date of the Company's initial public offering. The Company had no operations prior to February 4, 1998. Unless otherwise indicated, in the following discussion dollars are in thousands, except share data.

Results of Operations

Since the Company was formed in October 1997 and did not begin operations until February 4, 1998, the results for the six months ended June 30, 1998 represent activity for 147 days, and no comparison of results to prior periods are available.

Three Months Ended June 30, 1998

Net income attributable to common shareholders for the quarter ended June 30, 1998 totaled $6,081, or $.33 per share.

Rental revenues for the quarter ended June 30, 1998 were $26,159, including tenant reimbursements of $3,346. Total rental revenue of $20,506 was generated by the 122 properties owned as of February 4, 1998 as a result of the Formation Transactions (the Baseline Properties) and $5,653 was generated by the 49 properties acquired subsequent to February 4, 1998. The ratio of tenant reimbursements to property operating and real estate tax expenses was approximately 73%. Depreciation and amortization related to real estate investments totaled $5,062 for the quarter ended June 30, 1998.

Interest and other income of $248 consists primarily of interest earned on the Company's invested cash balances. Interest expense represents interest incurred on $17,533 of mortgage indebtedness outstanding at June 30, 1998 and interest on outstanding borrowings under the Company's Acquisition Facility, net of interest capitalized to development projects.

Minority interest expense represents net income allocable to holders of Operating Partnership Units. At June 30, 1998, the Company owned 42.7% of the Operating Partnership; therefore, minority interest ownership was 57.3%.

Six Months Ended June 30, 1998

Net income attributable to common shareholders for the six months ended June 30, 1998 totaled $9,559, or $.51 per share.

Rental revenues for the six months ended June 30, 1998 were $40,892, including tenant reimbursements of $5,237. Total rental revenue of $33,262 was generated by Baseline Properties and $7,630 was generated by the 49 properties acquired subsequent to February 4, 1998. The ratio of tenant reimbursements to operating and real estate tax expenses was approximately 72%. Depreciation and amortization related to real estate investments totaled $8,236 for the six months ended June 30, 1998.

Interest and other income included $561 of interest income, primarily consisting of interest earned on the Company's invested cash balances. Interest expense represents $450 of interest incurred on $17,533 of mortgage indebtedness outstanding and also includes interest expense of $502 related to borrowings under the Acquisition Facility, net of amounts capitalized to development projects.


Capital Resources and Liquidity

As a result of the completion of the Offerings in February 1998, the Company issued 8,625,000 Common Shares to the public and 1,000,000 Common Shares to a group of investors in a private placement of shares. All of the Common Shares were sold at a price of $20.00 per share. The proceeds from the Offerings, net of offering costs, were $176,661.

The Company intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. The Company may also consider equity financing when such financing is available on attractive terms. In March 1998 the Company executed a $325 million unsecured revolving line of credit, which is the Acquisition Facility, with Morgan Guaranty Trust Company of New York as lead agent to a syndicate of banks. The Acquisition Facility will be used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain restrictions and requirements, such as total debt-to-assets, debt service coverage, minimum unencumbered assets to unsecured debt ratios, and other limitations. The Company believes cash flow from operations not distributed to shareholders and unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

In the normal course of operations, the Company has purchased approximately $36 million of real estate assets subsequent to June 30, 1998, and has commitments to purchase approximately $65 million of additional real estate assets. A number of conditions must be met prior to closing. It is, therefore uncertain all these assets will actually be purchased. The real estate assets acquired were primarily funded through Acquisition Facility borrowings.

As of June 30, 1998, the Operating Partnership had $17.5 million of fixed rate debt secured by properties, approximately $68 million of unsecured borrowings under its Acquisition Facility and an 8.3% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on the Company's total consolidated debt as a percentage of the market value of outstanding Common Shares and Units (not held by the Company) plus total debt. The Company has entered into an interest rate collar arrangement relating to its LIBOR-based Acquisition Facility for a notional amount of $65 million for the period August 1, 1998 through December 31, 1998. The arrangement is intended to result in limiting the LIBOR component of the Company's interest rate on an equivalent amount of borrowings to the range of 5.64% to 5.9% per annum. The Company has also entered into an interest rate hedge transaction involving the notional future sale of $100 million of Treasury Securities based on the current rate for such securities in anticipation of a future debt issuance.

The Company is in the process of assessing its Year 2000 readiness, determining the extent of Year 2000 issues, and developing a Year 2000 remedial plan to address identified issues. The Company expects such plan to be developed by the end of 1998, and is currently not aware of any significant Year 2000 issues.

Cash and cash equivalents totaled $5,386 at June 30, 1998. Cash provided by operating activities for the six months ended June 30, 1998 was $37,854.

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


Item 1.    Legal Proceedings
            Not Applicable

Item 2.    Changes in Securities and Use of Proceeds
            Not Applicable

Item 3.    Defaults Upon Senior Securities
            Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

               On June 11, 1998, at the Annual Meeting of Shareholders, the shareholders reelected two incumbent Trustees to three-year terms expiring in 2001. The directors reelected at the meeting were:
               Mr. Noah T. Herndon and Mr. Maurice Segall. Mr. Herndon received 15,342,438 shares voted in favor of election and 4,900 shares withheld; and Mr. Segall received 15,342,438 shares voted in favor of election and 4,900 shares withheld. No abstentions or broker nonvotes were recorded on the election of Trustees.

Item 5.    Other Information
            Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits
            27 Financial Data schedules

(b)  Reports on Form 8-K.

            On June 15, 1998, the Company filed a Form 8-K dated June 11, 1998 to report, under Item 5 of Form 8-K, the Company's adoption of a Shareholder Rights Plan.


                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August, 1998.

                                     CABOT INDUSTRIAL TRUST
                                     ----------------------
                                           Registrant

         8/12/98                      /s/ Neil E. Waisnor
-------------------------------      ----------------------------------
          Date                         Neil E. Waisnor
                                       Senior Vice President-Finance,
                                       Treasurer, Secretary

         8/12/98                      /s/ Robert E. Patterson
-------------------------------      ----------------------------------
          Date                         Robert E. Patterson
                                       President