Form 10-K405/A
period 1997-12-31
CABOT INDUSTRIAL TRUST
filed 1998-08-21
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 2
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

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

The condensed unaudited historical cost income statements of Private Partners for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                   Years ended December 31,
                                         --------------------------------------------
                                             1997            1996           1995
                                         -------------  --------------  -------------
     Sale of real estate assets              $ 60,268        $ 20,817        $    --
     Rental revenues                            6,448          11,726         12,778
     Cost of real estate sold                 (51,728)        (20,411)            --
     Note receivable reduction                 (2,078)         (7,688)            --
     Operating expenses                        (1,213)         (5,163)        (6,483)
     Write down of real estate to net
      realizable value                         (4,860)             --             --
                                             --------        --------        -------
     Net income (loss)                       $  6,837        $   (719)       $ 6,295
                                             ========        ========        =======
     Dividends paid                          $ 79,683        $ 18,292        $ 7,700
                                             ========        ========        =======
     The Partnership's share of:
     Net income (loss)                       $     68        $     (7)       $    63
                                             ========        ========        =======
     Dividends paid                          $    797        $    183        $    77
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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
            ---------------------------------------------------------------

(a) The following documents are filed as part of this report:


EXHIBIT                                                                                SEQUENTIAL
NUMBER     DOCUMENT DESCRIPTION                                                        PAGE NO.
------     --------------------                                                        --------
3.1        Amended and Restated Cabot Industrial Trust Declaration of Trust,
           dated January 26, 1998. Incorporated by reference to Exhibit 3.1 to the
           Registrant's Form S-11 Registration Statement (File No. 333-38383);
           the "Form S-11").
3.2        Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Registrant's Form S-11.
3.3        Form of Registration Rights and Lock-Up Agreement, dated as of
           February 4, 1998, between the Company, the Contributing Investors and various other persons identified therein (included as Exhibit B to
           Exhibit 4.1). Incorporated by reference to Exhibit 3.3 to the
           Registrant's Form S-11.
3.4        Second Amended and Restated Agreement of Limited Partnership
           Agreement of Cabot Industrial Properties, L.P., dated February 4,
           1998. Incorporated by reference to Exhibit 3.5 to the Registrant's
           Form S-11.
4.1        Contribution Agreement relating to the Capitalization of Cabot
           Industrial Trust, dated as of October 10, 1997, among the Company, the Operating Partnership, Cabot Partners and Various Contributors
           and Title Holding Entities Identified Therein. Incorporated by
           reference to Exhibit 4.1 to the Registrant's Form S-11.
10.1       Form of Indemnification Agreement between the Company and the Trustees.
           Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-11.
10.2       Share Purchase Agreement, dated as of December 17, 1997,  between the
           Company and Morgan Stanley Asset Management Inc., on behalf of certain of its institutional investors. Incorporated by reference to
           Exhibit 10.2 to the Registrant's Form S-11.
10.3       Form of Registration Rights and Lock-Up Agreement, between the
           Company and Morgan Stanley Asset Management Inc., on behalf of certain of its institutional investors. Incorporated by reference to
           Exhibit 10.3 to the Registrant's Form S-11.
10.4       Cabot Industrial Trust Long Term Incentive Plan. Incorporated by
           reference to Exhibit 10.4 to the Registrant's Form S-11.
10.5       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Ferdinand Colloredo-Mansfeld. Incorporated by reference to
           Exhibit 10.5 to the Registrant's Form S-11.
10.6       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Robert E. Patterson. Incorporated by reference to Exhibit
           10.6 to the Registrant's Form S-11.
10.7       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Franz Colloredo-Mansfeld. Incorporated by reference to
           Exhibit 10.7 to the Registrant's Form S-11.
10.8       Form of Employment Agreement between Cabot Industrial Properties,
           L.P. and Andrew D. Ebbott, Howard B. Hodgson, Jr., Neil E. Waisnor or
           Eugene F. Reilly. Incorporated by reference to Exhibit 10.8 to the
           Registrant's Form S-11.
10.9*      Revolving Credit Agreement between the Operating Partnership and
           Morgan Guaranty Trust Company of New York, dated March 27, 1998.
24         Power of Attorney (included on the signature page to the Company's
           Form 10-K as filed March 31, 1998).
27*        Financial Data Schedule.
99.1       Pro Forma Condensed Combined Balance Sheet (unaudited)
99.2       Existing Investment Property Group Combined Financial Statements
99.3       New Investors Property Group Financial Statements-
           Orlando Central Park and 500 Memorial Drive
           Knickerbocker Properties, Inc. II
           Pennsylvania Public School Employes' Retirement System Industrial
              Properties Portfolio
           Prudential Properties Group
           West Coast Industrial, LLC
           The 4 B's

------------
* Previously filed.

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

                                                  Date:  August 21, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Title                                Date
                                   -----                                ----
/s/            *
________________________________   Chairman of the Board and            August 21, 1998
Ferdinand Colloredo-Mansfeld       Chief Executive Officer
                                   Trustee

/s/ ROBERT E. PATTERSON
________________________________   President and Trustee                August 21, 1998
Robert E. Patterson


/s/            *
________________________________   Chief Financial Officer              August 21, 1998
Franz Colloredo-Mansfeld


/s/ Neil E. Waisnor
________________________________   Senior Vice President--Finance,      August 21, 1998
Neil E. Waisnor                    Treasurer and Secretary
                                   Chief Accounting Officer

/s/            *
________________________________
Noah T. Herndon                    Trustee                              August 21, 1998


/s/            *
________________________________
Christopher C. Milliken            Trustee                              August 21, 1998


/s/            *
________________________________
Maurice Segall                     Trustee                              August 21, 1998


/s/            *
________________________________
W. Nicholas Thorndike              Trustee                              August 21, 1998


/s/            *
________________________________
Ronald L. Skates                   Trustee                              August 21, 1998


* By Neil E. Waisnor pursuant to a Power of Attorney filed March 31, 1998.