Form 10-Q
period 1998-09-30
CABOT INDUSTRIAL TRUST
filed 1998-11-16
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended: September 30, 1998     Commission File Number: 1-13829
                       ------------------                             -------

                            CABOT INDUSTRIAL TRUST
                            ----------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                   04-3397866
-------------------------------         -------------------------------------
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

                       YES     X        NO
                             _____          _____

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of November 13, 1998, 18,586,764 Common Shares of Beneficial Interest, $.01 par value, of the Registrant were outstanding.

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 1997 Form 10-K/A of the registrant (the "Company"). These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 1998 through September 30, 1998 are not necessarily indicative of the results that may be expected for the period from January 1, 1998 through December 31, 1998.

                            CABOT INDUSTRIAL TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEET
                AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                                                 ------------------    -----------------
                                                                                     (UNAUDITED)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                                    $1,051,650          $       -
Less: Accumulated Depreciation                                                          (11,836)                 -
Properties under Development                                                             11,522                  -
                                                                                     ----------          ---------
                                                                                     $1,051,336          $       -
                                                                                     ----------          ---------
OTHER ASSETS:
Cash and Cash Equivalents                                                            $    4,864          $       1
Rents and Other Receivables                                                               1,159                  -
Deferred Rent Receivable                                                                  1,738                  -
Deferred Lease Acquisition Costs, Net                                                    15,435                  -
Deferred Financing Costs, Net                                                             1,360                  -
Due from Related Party                                                                      121                  -
Other Assets                                                                              1,624              3,480
                                                                                     ----------          ---------
TOTAL ASSETS                                                                         $1,077,637          $   3,481
                                                                                     ==========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                                        $   48,648          $       -
Line of Credit Borrowings                                                               169,000                  -
Accounts Payable                                                                            658              2,255
Distributions Payable                                                                    14,143                  -
Due to Related Party                                                                          -              1,225
Accrued Real Estate Taxes                                                                 7,924                  -
Other Liabilities                                                                        19,520                  -
                                                                                     ----------          ---------
                                                                                     $  259,893          $   3,480
                                                                                     ----------          ---------
MINORITY INTEREST                                                                    $  468,569          $       -
                                                                                     ----------          ---------

SHAREHOLDERS' EQUITY:
Common Shares, $0.01 par value, 150,000,000 shares authorized;
  18,586,764 shares issued and outstanding at September 30, 1998
  and 50 shares issued and outstanding at December 31, 1997                          $      186          $       -
Paid in Capital                                                                         349,264                  1
Retained Deficit                                                                           (275)                 -
                                                                                     ----------          ---------

TOTAL SHAREHOLDERS' EQUITY                                                           $  349,175          $       1
                                                                                     ----------          ---------
TOTAL LIABILITIES AHD SHAREHOLDERS' EQUITY                                           $1,077,637          $   3,481
                                                                                     ===========         =========


                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (NOTE 1)
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Nine Months Ended
                                                      September 30, 1998
                                                      ------------------
       REVENUES:
       Rental Income                                       $ 60,569
       Tenant Reimbursements                                  8,740
                                                           --------
                                                             69,309
       EXPENSES:
       Property Operating                                     4,079
       Property Taxes                                         7,982
       Depreciation and Amortization                         14,108
       General and Administrative                             4,514
       Interest                                               3,317
                                                           --------
                       Total Expenses                        34,000

       Interest and Other Income                              1,114
                                                           --------

       Income Before Minority Interest Expense               36,423
       Minority Interest Expense                            (20,863)
                                                           --------
       Net Income                                          $ 15,560
                                                           ========

       Earnings per Share:
           Basic                                           $   0.84
                                                           ========
           Diluted                                         $   0.83
                                                           ========
       Weighted Average Shares:
           Basic                                             18,587
                                                           ========
           Diluted                                           18,587
                                                           ========


                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended
                                                    September 30, 1998
                                                    ------------------
      REVENUES:
      Rental Income                                     $24,914
      Tenant Reimbursements                               3,503
                                                        -------
                                                         28,417
      EXPENSES:
      Property Operating                                  1,563
      Property Taxes                                      3,240
      Depreciation and Amortization                       5,862
      General and Administrative                          1,724
      Interest                                            2,365
                                                        -------
            Total Expenses                               14,754

      Interest and Other Income                             392
                                                        -------
      Income Before Minority Interest Expense            14,055
      Minority Interest Expense                          (8,054)
                                                        -------

      Net Income                                        $ 6,001
                                                        =======
      Earnings per Share:
          Basic                                         $ 0.32
                                                        ======
          Diluted                                       $ 0.32
                                                        ======
      Weighted Average Shares:
          Basic                                          18,587
                                                        =======
          Diluted                                        18,587
                                                        =======


                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (NOTE 1)
                           (UNAUDITED, IN THOUSANDS)




                                                                                             Nine Months Ended
                                                                                             September 30, 1998
                                                                                             ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                       $   15,560
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and Amortization                                                              14,108
          Straight Line Rent Adjustment                                                              (1,738)
          Amortization of Deferred Financing Costs                                                      308
          Minority Interest Expense                                                                  20,863
          Increase in Rents and Other Receivables                                                    (1,159)
          Increase in Accounts Payable                                                                  494
          Increase in Other Assets                                                                   (1,692)
          Increase in Accrued Real Estate Taxes                                                       7,924
          Increase in Other Liabilities                                                               6,812
                                                                                                 ----------
Net Cash Provided by Operating Activities                                                            61,480
                                                                                                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and Lease Acquisition Costs                                                               (362,921)
Improvements to Property                                                                               (973)
                                                                                                 ----------
Net Cash Used in Investing Activities                                                              (363,894)
                                                                                                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deferred Financing Costs                                                                 (1,668)
Debt Principal Repayments                                                                           (13,790)
Line of Credit Advances, net                                                                        169,000
Proceeds from the Issuance of Common Shares, net                                                    177,885
Repurchase of Partnership Units                                                                      (1,217)
Distributions paid to Common Shareholders                                                            (9,795)
Distributions paid to Minority Interest                                                             (13,138)
                                                                                                 ----------
Net Cash Provided by Financing Activities                                                           307,277
                                                                                                 ----------
Net Increase in Cash and Cash Equivalents                                                             4,863
                                                                                                 ----------
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                                                             1
                                                                                                 ----------
CASH AND CASH EQUIVALENTS-END OF PERIOD                                                          $    4,864
                                                                                                 ==========
Cash paid for interest, net of amounts capitalized                                               $    1,242
                                                                                                 ==========

           DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In conjunction with the Offering and Formation Transactions, the Company assumed $18,413 of indebtedness and issued 33,850 Common Shares and Partnership Units in exchange for real estate assets and the advisory business of Cabot Partners valued at $659,072 and $77, respectively.

  In conjunction with the acquisition of certain real estate, the Company assumed $44,025 of indebtedness and issued Units valued at $2,268.

  At September 30, 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $11,597 and accrued offering costs totaled $1,224.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1998
        (IN THOUSANDS, EXCEPT SQUARE FOOTAGE, SHARE AND PER SHARE DATA)

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

Since the Company was formed on October 10, 1997 and did not begin operations until February 4, 1998 (see note 2), the results for the nine months ended September 30, 1998 represent activity for 239 days, or approximately 8 months.

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

Rental Income
All leases are classified as operating leases. Certain leases provide for tenant occupancy during periods for which no rent is due and minimum rent payments that increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. The resulting Deferred Rent represents the receivables from tenants, net of reserves, which the Company expects to collect over the remaining life of the leases rather than currently. Deferred Rent is not recognized for income tax purposes until received.

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

At September 30, 1998, the Company owned 42.7% of the Operating Partnership. The remaining 57.3%, which is owned by investors that elected to receive Operating Partnership Units, is considered minority interest.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1998
        (IN THOUSANDS, EXCEPT SQUARE FOOTAGE, SHARE AND PER SHARE DATA)



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

Distributions
On April 8, 1998 the Company and the Operating Partnership declared distributions payable on April 30, 1998 to Shareholders or Unitholders of record as of April 22, 1998, of $.202 per Share/Unit; on June 11, 1998 the Company and the Operating Partnership declared distributions payable on July 30, 1998 to Shareholders or Unitholders of record as of July 10, 1998, of $.325 per Share/Unit and on September 10, 1998 the Company and the Operating Partnership declared distributions payable on October 28, 1998 to Shareholders or Unitholders of record as of October 9, 1998, of $.325 per Share/Unit.

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


Fair value of the Company's Common Shares and
the Operating Partnership's Units, based on the
February 4, 1998 value of $20 per Share/Unit, issued
   to the Contributing Investors (except Cabot Partners)                         $640,608
Value of Partnership Units issued to Cabot Partners,
   recorded at carryover historical cost basis                                         77
Mortgage debt assumed                                                              18,413
Other acquisition costs and liabilities assumed                                     8,713
                                                                                 --------
Acquisition cost basis                                                           $667,811
                                                                                 ========
Acquisition cost basis allocated to:
Land                                                                             $125,850
Buildings                                                                         529,498
Lease Acquisition Costs                                                            12,412
                                                                                 --------
Acquisition cost basis allocated to Real Estate
   as a result of the Formation Transactions                                     $667,760
Acquisition cost basis allocated to Other Net Assets                                   51
Total cost basis allocated                                                       $667,811
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

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1998
        (IN THOUSANDS, EXCEPT SQUARE FOOTAGE, SHARE AND PER SHARE DATA)




4. Property Acquisitions

During the period from July 1, through September 30, 1998 the Company acquired the following industrial properties:

Property Location                    Property Type                            Square Feet         Acquisition Cost
------------------                   -----------------                        -----------         -----------------
Bensenville, IL                      Workspace                                        76,737        $     4,769
Orlando, FL                          Multitenant Distribution                        115,728              3,572
Baltimore, MD                        Workspace                                        96,686             23,513
                                     Workspace                                        73,071
                                     Workspace                                        49,100
                                     Workspace                                        39,041
                                     Workspace                                        47,434
                                     Workspace                                        61,320
Jessup, MD                           Multitenant Distribution                         94,381              4,948
Batavia, IL                          Bulk Distribution                               170,462              7,122
City of Industry, CA                 Bulk Distribution                               181,635              8,865
Atlanta, GA                          Multitenant Distribution                        216,074              8,565
                                     Multitenant Distribution                        130,722
Atlanta, GA                          Multitenant Distribution                        161,965              4,045
Erlanger, KY                         Workspace                                        67,749              4,569
Phoenix, AZ                          Multitenant Distribution                        159,450             36,005
                                     Multitenant Distribution                        126,701
                                     Multitenant Distribution                        126,701
                                     Bulk Distribution                               223,740
                                     Multitenant Distribution                        161,230
                                     Bulk Distribution                               114,871
                                     Multitenant Distribution                        127,680
Tempe, AZ                            Workspace                                        30,606              5,643
                                     Workspace                                        30,606
                                     Workspace                                        30,606
                                     Workspace                                        30,606
Tempe, AZ                            Workspace                                        54,900              4,083
St. Charles, IL                      Multitenant Distribution                         81,110              3,148
Chino, CA                            Multitenant Distribution                         88,134             15,565
Rancho Cucamonga, CA                 Multitenant Distribution                        104,600
Corona, CA                           Multitenant Distribution                        162,900
                                                                           -----------------        -------------

                                                                                   3,236,546        $   134,412
                                                                           =================        =============

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 1998
        (IN THOUSANDS, EXCEPT SQUARE FOOTAGE, SHARE AND PER SHARE DATA)


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

                                                     Nine months ended     Three months ended
                                                     September 30, 1998    September 30, 1998
                                                     ------------------    ------------------
Basic:
Net Income                                              $  15,560            $   6,001
                                                        ---------            ----------

Weighted Average Shares                                    18,587               18,587
                                                       ----------            ----------
Basic Earnings per Share                               $      .84            $     .32
                                                       ==========            =========

Diluted:
Net Income                                             $   15,560            $   6,001
Effect of Unit Options                                        (70)                   -
                                                       ----------            ---------

Income available to Common Shareholders, as adjusted   $   15,490            $   6,001
                                                       ----------            ---------
Weighted Average Shares                                    18,587               18,587
                                                       ----------            ---------
Diluted Earnings per share                             $      .83            $     .32
                                                       ==========            =========

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

Introduction
The Company is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. The Company owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light assembly and flex/R & D) properties throughout the United States. At September 30, 1998 the Company owned 202 properties, 122 of which properties were acquired in connection with the Formation Transactions described in Note 2 to the consolidated financial statements herein, and 80 of which properties were acquired during the period from February 4, 1998 through September 30, 1998 (21 of the 80 properties were identified in the prospectus for the Company's initial public offering dated January 30, 1998). The Company was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of the Formation Transactions and Offerings on February 4, 1998, the date of the Company's initial public offering. The Company had no operations prior to February 4, 1998.

Results of Operations
Since the Company was formed in October 1997 and did not begin operations until February 4, 1998, the results for the nine months ended September 30, 1998 represent activity for 239 days, and no comparison of results to prior periods are available.

Three Months Ended September 30, 1998
Net income attributable to common shareholders for the quarter ended September 30, 1998 totaled $6.0 million or $.32 Per Share.

Rental revenues for the quarter September 30, 1998 were $28.4 million, including tenant reimbursements of $3.5 million. Total rental revenue of $20.4 million was generated by the 122 properties owned as of February 4, 1998 as a result of the Formation Transactions (the Baseline Properties) and $8.0 million was generated by the 80 properties acquired subsequent to February 4, 1998. The ratio of tenant reimbursements to property operating and real estate tax expenses was approximately 73%. Depreciation and amortization related to real estate investments totaled $5.9 million for the three months ended September 30, 1998.

Interest and other income of $392,000 consists primarily of interest earned on the Company's invested cash balances and earnings of the Management Company of $173,000. Interest expense represents interest incurred on $48.6 million of mortgage indebtedness outstanding at September 30, 1998 and interest on outstanding borrowings under the Company's Acquisition Facility, net of interest capitalized to development projects.

Minority interest expense represents net income allocable to holders of Operating Partnership Units. At September 30, 1998, the Company owned 42.7% of the Operating Partnership; therefore, minority interest ownership was 57.3%.

Nine Months Ended September 30, 1998
Net income attributable to common shareholders for the nine months ended September 30, 1998 totaled $15.6 million, or $.83 per share on a diluted basis.

Rental revenues for the nine months ended September 30, 1998 were $69.3 million, including tenant reimbursements of $8.7 million. Total rental revenue of $53.6 million was generated by Baseline Properties and $15.7 million was generated by the 80 properties acquired subsequent to February 4, 1998. The ratio of tenant reimbursements to operating and real estate tax expenses was approximately 72%. Depreciation and amortization related to real estate investments totaled $14.1 million for the nine months ended September 30, 1998.

Interest and other income included $333,000 of earnings from the Management Company, and the remainder consists primarily of interest income earned on the Company's invested cash balances. Interest expense represents $1.0 million of interest incurred on $48.6 million of mortgage indebtedness outstanding and also includes interest expense of $2.3 million related to borrowings under the Acquisition Facility, net of amounts capitalized to development projects.

Capital Resources and Liquidity
As a result of the completion of the Offerings in February 1998, the Company issued 8,625,000 Common Shares to the public and 1,000,000 Common Shares to a group of investors in a private placement of shares. All of the Common Shares were sold at a price of $20.00 per share. The proceeds from the Offerings, net of offering costs, were $176.7 million.

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

In the normal course of operations, the Company has purchased approximately $12 million of real estate assets subsequent to September 30, 1998. The real estate assets acquired were primarily funded through Acquisition Facility borrowings.

As of September 30, 1998, the Operating Partnership had $48.6 million of fixed rate debt secured by properties, $169.0 million of unsecured borrowings under its Acquisition Facility and had a 19% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on the Company's total consolidated debt as a percentage of the market value of outstanding Common Shares and Units (not held by the Company) plus total debt. The Company has entered into an interest rate collar arrangement relating to its LIBOR-based Acquisition Facility for a notional amount of $65 million for the period August 1, 1998 through December 31, 1998. The arrangement is intended to result in limiting the LIBOR component of the Company's interest rate on an equivalent amount of borrowings to the range of 5.64% to 5.9% per annum. The Company has also entered into an interest rate hedge transaction involving the notional future sale of $100 million of Treasury Securities based on a rate of 5.541% for such securities in anticipation of a future debt issuance with a maturity of ten years.

Based on the rate for 10-year Treasury Securities as of close of business on November 12, 1998, the hedge transaction would have the effect of increasing the Company's borrowing rate on $100 million of anticipated borrowings by approximately .5%.

The Company has assessed its Year 2000 readiness with respect to its internal accounting and information systems. The Company also has contacted its significant vendors, including banks and software providers, to determine whether such vendors are satisfactorily addressing the Year 2000 problem with respect to the products and services they provide the Company. Based on the Company's review, no significant issues or costs of remediation were identified with respect to such systems or vendors. The Company is in the process of identifying Year 2000 issues related to other internal systems (primarily property related equipment with date-sensitive controls). No significant issues have been identified with respect to such systems. The Company expects to complete its review of these other internal systems and develop a Year 2000 remedial plan to address any identified issues by the end of 1998. Remediation costs to date have been immaterial, and the Company does not expect any significant issues or remediation costs as a result of completion of this plan due to the nature of it real estate assets (industrial properties) and the general nature of its leases, which in many instances provide for the pass through of costs to its tenants. Although the Company believes that there will be no direct material effects on its operating performance or results of operations from the Year 2000 problem as it relates to the Company's internal systems and significant vendors, it is not possible to quantify any potential indirect effects that may result from the lack of Year 2000 readiness on the part of other third parties, including tenants, with whom the Company conducts its business.

Cash and cash equivalents totaled $4.9 million at September 30, 1998. Cash provided by operating activities for the nine months ended September 30, 1998 was $61.5 million.

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

Item 3.    Defaults Upon Senior Securities
               Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
               Not Applicable

Item 5.     Other Information
               Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                27  Financial Data Schedule

           (b)  Reports on Form 8-K.

                 On September 14, 1998, the Company filed a Form 8-K dated September 10, 1998 to report, under Item 5 of Form 8-K, the Company's modification of its previously adopted Shareholder Rights Plan.

            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 16th day of November 1998.

                                    CABOT INDUSTRIAL TRUST
                             -----------------------------------
                                           Registrant

         11/16/98                    /s/ Neil E. Waisnor
    ---------------          -----------------------------------
          Date                         Neil E. Waisnor
                                       Senior Vice President-Finance,
                                       Treasurer, Secretary

         11/16/98                   /s/ Robert E. Patterson
    ---------------          -----------------------------------
          Date                         Robert E. Patterson
                                       President