Form 10-K405
period 1998-12-31
CABOT INDUSTRIAL TRUST
filed 1999-03-19
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1998

                                      OR

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from __________ to _____________

                        COMMISSION FILE NUMBER: 1-13829
                                                -------

                            CABOT INDUSTRIAL TRUST
            (Exact name of registrant as specified in its charter)

           MARYLAND                                     04-3397866
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           TWO CENTER PLAZA, SUITE 200, BOSTON, MASSACHUSETTS  02108
           ---------------------------------------------------------
             (Address of principal executive offices)  (Zip code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 723-0900

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------

     Common Shares of Beneficial       New York Stock Exchange
        Interest, par value $.01

     (including related Preferred Share
        Purchase Rights)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X     No   ___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common shares of beneficial interest held by non-affiliates of the registrant was approximately $353,332,000 based on the closing price ($19.00) for such shares on the New York Stock Exchange on February 26, 1999.

As of February 26, 1999, 18,636,552 shares of the registrant's common shares of beneficial interest were outstanding.

                               TABLE OF CONTENTS
                               -----------------

                  DESCRIPTION                                                             PAGE
PART I

Item 1.        Business.................................................................   1
Item 2.        Properties...............................................................  12
Item 3.        Legal Proceedings........................................................  19
Item 4.        Submission of Matters to a Vote of Security Holders......................  19
Item 4A.       Executive Officers of the Registrant.....................................  20

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters..................................................................  20
Item 6.        Selected Financial Data..................................................  21
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................  22
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk...............  26
Item 8.        Financial Statements and Supplementary Data..............................  28
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................  63
PART III

Item 10.       Directors and Executive Officers of the Registrant.......................  63
Item 11.       Executive Compensation...................................................  63
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management...............................................................  63
Item 13.       Certain Relationships and Related Transactions...........................  63

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........  65

SIGNATURES..............................................................................  64

                                    PART I

ITEM 1.  BUSINESS
         --------

CABOT TRUST

Cabot Industrial Trust ("Cabot Trust") was organized on October 10, 1997 as a Maryland real estate investment trust to continue and expand the national industrial real estate business of Cabot Partners Limited Partnership ("Cabot Partners"). Cabot Trust is organized in what is commonly referred to as an umbrella partnership, or "UPREIT" structure, meaning that its properties are held and its business is conducted primarily through a limited partnership, Cabot Industrial Properties, L.P. ("Cabot L.P."), of which Cabot Trust is the sole general partner. At December 31, 1998, Cabot Trust held a 42.7% partnership interest in Cabot L.P. The balance of the partnership interests in Cabot L.P. at that date were primarily held by various investors who had contributed properties to Cabot L.P. in connection with the commencement of the business of Cabot Trust and Cabot L.P. in their current form, or in subsequent transactions. See "Formation Transactions and Organizational Structure".

Cabot Trust is an internally managed, fully integrated real estate company which, through Cabot L.P., acquires or develops, leases, manages, and holds for investment industrial real estate properties in principal markets throughout the United States. At December 31, 1998, Cabot L.P. owned a geographically diversified portfolio of 206 industrial properties having an aggregate of approximately 28 million rentable square feet, approximately 97% of which space was leased to 414 tenants. The properties are located in 21 states in each of the five principal regions (West, Midwest, Northeast, Southeast, and Southwest) of the United States. As of December 31, 1998, no single tenant accounted for more than 4.0% of Cabot L.P.'s total annualized base rent. Since December 31, 1998, and through March 8, 1999, Cabot L.P. has acquired two industrial properties containing approximately 139,000 square feet and has also contracted to purchase 33 additional industrial properties containing approximately 1,822,000 square feet.

Cabot Trust's goal is to be the preeminent national real estate company focused on serving a variety of industrial space users. As of December 31, 1998, Cabot Trust has a significant market presence across the United States, with properties in a total of 21 markets (18 of which Cabot Trust has identified as principal targeted markets), including ten markets with properties with more than one million rentable square feet. Its tenant base ranges from large national distributors using bulk warehouse and other types of industrial space in multiple locations to small companies located in single workspace properties. Cabot Trust believes that its geographic diversification and substantial presence in multiple markets is a strategic advantage that allows it to serve industrial space users with multiple site and industrial property type requirements, to compete more effectively in its individual markets, and to respond quickly to acquisition opportunities in markets across the country.

Cabot Trust offers a broad spectrum of industrial property types to meet the diverse needs of its tenants. Its properties are of three general types: bulk distribution properties, multitenant distribution properties and workspace properties (light industrial, R&D and similar facilities).

Cabot Trust's 18 principal targeted markets and its property holdings in each are indicated below. See "Item 2. Properties".
                                  ----------

In addition to acquiring existing industrial properties, Cabot Trust is engaged in the development and construction of new properties. Its development activities are conducted through relationships with local builders selected by Cabot Trust. As of December 31, 1998, Cabot Trust had approved 10 development projects with total projected development costs of approximately $78 million. Cabot Trust currently has under active consideration 4 additional projects with projected development costs of approximately $60 million. The projects are located in nine of Cabot Trust's existing submarkets and involve construction of each of Cabot Trust's principal property types.

Cabot Trust intends to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code") as amended beginning with its fiscal year ended December 31, 1998. As a REIT, Cabot Trust will not generally be subject to Federal income tax to the extent it distributes its taxable income to its shareholders.

Cabot Trust's principal executive offices are located at Two Center Plaza, Suite 200, Boston, Massachusetts 02108, and its telephone number is (617) 723-0900. Cabot Trust has regional offices in the Chicago, Los Angeles, Dallas, Orlando, and Cincinnati markets.

FORMATION TRANSACTIONS; ORGANIZATIONAL STRUCTURE

Cabot Trust completed an initial public offering of 8,625,000 common shares of beneficial interest ("Common Shares") in February 1998 and concurrently completed a private placement of 1,000,000 Common Shares, in each case at an offering price of $20.00 per Common Share (collectively the "Offerings"). The Offerings resulted in net proceeds to Cabot Trust of approximately $176.3 million. Concurrently with the completion of the Offerings, Cabot Trust also completed a series of business combinations (the "Formation Transactions") involving Cabot Partners and a number of property-owning entities, including both entities organized by Cabot Partners and its institutional advisory clients, and institutional investors that had no prior relationship with Cabot Partners (collectively the "Contributing Investors"). The Formation Transactions resulted, among other things, in the transfer of ownership of 122 industrial properties to Cabot L.P.

Cabot Trust's interest in Cabot L.P. entitles it to share in cash distributions from, and in the profits and losses of, Cabot L.P. in proportion to Cabot Trust's percentage ownership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation). Limited partnership interests in Cabot L.P. are convertible into Common Shares of Cabot Trust on a one-for-one basis subject to Cabot Trust's right to redeem such interests for cash in lieu of issuing Common Shares.

Cabot Trust holds one Unit in Cabot L.P. for each Common Share that it has issued. The net proceeds of the issuance of Common Shares of Cabot Trust were contributed to Cabot L.P. in exchange for a corresponding number of Units of partnership interest. The net proceeds of future share issuances by Cabot Trust will also be required to be contributed to Cabot L.P. in exchange for units of partnership interest therein.

As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership of Cabot L.P. to manage and conduct the business of Cabot L.P. The Board of Trustees of Cabot Trust manages the affairs of Cabot Trust by directing the affairs of Cabot L.P.

Beginning on February 4, 1999, the original Unitholders in Cabot L.P., who were contributing investors in the Formation Transactions, have the right to convert their Units to Common Shares.

Cabot Trust expects that substantially all tax-exempt unitholders will convert their interest to Common Shares (approximately 22 million shares), which would have the effect of reducing the minority interest ownership in Cabot L.P. to approximately 7%. Cabot Trust has filed a registration statement with the SEC, which will permit the shareholders to sell their Common Shares in the public market.

BUSINESS STRATEGIES

Cabot Trust's fundamental business objectives are to maximize the total return to its shareholders through growth in its cash available for distribution per Common Share and in the value of its portfolio of industrial properties and operations. Cabot Trust believes that it is well positioned to take advantage of the opportunities presented by today's changing industrial real estate markets through the business strategies and operations described below.

Leveraging Substantial National Market Presence
Cabot Trust believes that maintaining and expanding its market presence in its 18 principal targeted markets across the country is an important factor in achieving future growth and its targeted returns on investment.

Cabot Trust believes that its substantial presence in its principal markets provide significant strategic advantages. Foremost among these advantages is that Cabot Trust is well positioned to market its industrial space to national companies and third-party logistics companies who have space requirements in multiple markets. Cabot Trust has a national tenant marketing program that emphasizes the advantages of dealing with a single source for a company's industrial space needs in addition to the quality and attractive locations of its properties. These advantages include greater efficiency of lease negotiations and day-to-day property management, as well as better understanding of the tenants' current needs and prospective space requirements. Cabot Trust serves 23 tenants in multiple properties. These tenants accounted for approximately 21% of Cabot Trust's Annualized Net Rents as of December 31, 1998.

Cabot Trust believes that having a substantial inventory of properties and significant leasing activities within each local market increases its visibility to prospective tenants and enables it to establish strong relationships with leasing brokers and other local market participants. These brokers and other local market participants serve as sources of information and potential tenant referrals. In addition, larger inventories increase Cabot Trust's opportunities to relocate tenants to one or more of its other properties as their needs change. Increased size of operations in a market also enables Cabot Trust to bear the costs of the management personnel and facilities needed to build long-term tenant relationships in that market.

Serving a Variety of Tenants By Offering a Broad Spectrum of Industrial Property Types
Cabot Trust believes that its strategy of offering a variety of industrial property types provides complementary benefits in meeting Cabot Trust's growth objectives. Offering a broad spectrum of industrial property types and Cabot Trust's size and professional management capability enable it to provide better service, on a more cost-efficient basis, to national customers who need various types of workspace properties, in addition to distribution space, for their local operations. At the same time, offering a variety of industrial property types suitable for smaller companies enables Cabot Trust to capture a larger share of the growth in its chosen industrial property markets. Cabot Trust's strategy of offering diverse industrial property types also enables Cabot Trust to pursue opportunities as they arise across its tenants mix by responding to shifts in demand at different stages of the economic cycle.

GROWTH STRATEGIES

Cabot Trust intends to achieve its growth objectives through a combination of property acquisitions, development and internal growth.

Acquisitions
Cabot Trust seeks to capitalize on its competitive advantages primarily by acquiring additional modern, high-quality properties in attractive submarkets within the industrial markets that it currently serves. During the period from the completion of the Offerings in February 1998 through December 31, 1998, Cabot Trust acquired 84 properties, consisting of 9.6 million rentable square feet in 12 targeted markets, for $426.2 million in 41 separate transactions. As of March 8, 1999, Cabot Trust has acquired two additional properties in the Dallas market, consisting of 139,287 rentable square feet subsequent to year end. In addition, Cabot Trust has entered into contracts to acquire properties consisting of 1,821,763 rentable square feet in the New York/New Jersey, Baltimore/Washington and Cincinnati/Northern Kentucky markets and one property in the Minnesota market. Cabot Trust expects to complete these acquisitions by April 1999.

     Investment Criteria
Cabot Trust follows a disciplined, value-oriented strategy in its property acquisitions. Cabot Trust seeks to acquire modern, cost-efficient buildings located in key national and regional distribution centers. Cabot Trust's investment considerations include (i) capitalization rates, (ii) economic fundamentals in the market, (iii) replacement costs, (iv) rent levels and trends, (v) construction quality and property condition, (vi) historical occupancy rates, (vii) access to transportation, (viii) proximity to housing,
(ix) operating costs, (x) location in modern industrial parks and (xi) local crime rates.

     Emphasis on Market Research
Cabot Trust's property acquisitions are based on extensive research in each targeted market regarding (i) economic and demographic trends, (ii) the supply of and demand for industrial space in targeted submarkets, (iii) existing and potential tenant space requirements, (iv) rent levels and trends, and (v) the physical characteristics of buildings within the market. Cabot Trust's research includes extensive in-market activity by its employees, including physical site inspections and continuing contacts with leasing brokers and other active participants in the local markets. Cabot Trust has compiled the results of its extensive research over the years into a proprietary database, which it updates periodically, covering each market and submarket in which it has invested substantially. The database contains computerized profiles, keyed to Cabot Trust-prepared aerial maps of Cabot Trust's properties and each of the buildings deemed most competitive to Cabot Trust's properties or attractive for acquisition. Such profiles include information regarding the building's age, physical characteristics (including overall dimensions, clear heights and truck court dimensions) and current tenant and lease information.

     Diversification of Industrial Property Types
To date, the majority of Cabot Trust's Properties (72% of its properties based on Annualized Net Rents at December 31, 1998) have been bulk distribution and multitenant distribution facilities because of the opportunities for superior returns such properties have provided. While Cabot Trust expects that both types of properties will continue to be an important focus of its future acquisition program, Cabot Trust believes that workspace properties (light industrial, R&D and similar facilities) are also attractive in selected markets where they are in limited supply and strong demand exists. Cabot Trust continues to increase its acquisitions of workspace properties, which represented approximately 28% of its Properties at December 31, 1998 (based on Annualized Net Rents).

     Relationships with Institutional Real Estate Investors
Cabot Partners' operations were focused on serving public and private pension funds and other institutional real estate investors in connection with investments in and management of industrial real estate. This has provided Cabot Trust's management with an extensive knowledge of and, Cabot Trust believes, a favorable reputation with such investors. Cabot Trust believes that it will benefit from its relationships with these investors through further acquisitions as they increasingly seek to securitize their direct real estate investments.

     Capital and UPREIT Structure
Cabot Trust intends to exploit its relatively unleveraged capital structure and substantial equity base in its acquisition and development activities. Cabot Trust believes that its ability to borrow using its $325 million revolving credit acquisition facility will enhance its credibility with potential property sellers. Cabot Trust's UPREIT structure, which enables it to acquire industrial properties on a non-cash basis by exchanging Units in Cabot L.P. for properties in a tax-deferred manner, provides an attractive alternative to a taxable cash sale for tax-paying property owners.

Development
Cabot Trust's senior management has extensive real estate development experience, including experience derived from the industrial park development activities of Cabot, Cabot and Forbes, a nationwide real estate development, investment, construction and management firm that pioneered the development of large scale, planned industrial parks. Cabot Trust believes that in select targeted markets there are attractive opportunities for new development with potentially greater returns than those available from the purchase of existing stabilized properties, and it pursues a development program where such opportunities exist. Cabot Trust is also engaging its existing tenants in discussions about future space needs and, based on such discussions, believes that financially attractive build-to-suit opportunities from its tenant base may be available over time. In order to limit initial overhead expenses, Cabot Trust has begun its development activities by engaging local or regional builders with whom it has established strong relationships. Cabot Trust intends to expand its in-house development staff as Cabot Trust's development activities increase.

Internal Growth
Cabot Trust's primary internal growth strategy is to increase the cash flow generated by its Properties, and from properties that it acquires in the future, by renewing or replacing expiring leases with new leases at higher rental rates and through rent increase provisions in its leases. In addition, Cabot Trust intends to work actively to (i) maintain its historically high occupancy levels by retaining existing tenants, thereby minimizing "down time" and re-leasing costs, (ii) improve the occupancy levels of any newly acquired properties that have lower occupancy levels than Cabot Trust targets for its existing properties, (iii) capitalize on economies of scale arising from the size of its portfolio of Properties and (iv) control costs. Cabot Trust also seeks internal growth by converting its properties to more intensive, higher-margin uses, if and to the extent that suitable opportunities to do so arise. Leases covering approximately 14.3% and 12.2% of the total Annualized Net Rent of Cabot Trust's properties will expire in 1999 and 2000, respectively.

LEASES

Cabot Trust's properties typically are leased on a triple net basis, with tenants paying their proportionate share of real estate taxes and operating costs. However, some of the properties are leased at higher gross rents with Cabot Trust being responsible for paying a stated amount of real estate taxes and operating costs and tenants being responsible for any and all increases in such taxes and costs above that stated amount. Excluding lease renewal options, lease terms typically range from three to five years or, for leases that are renewed, a shorter period of generally two to three years. Approximately 42% (based on Annualized Net Rent) of the leases contain a provision providing for an automatic "stepped rent" increase of a specified amount or percentage at a certain point or points during the term of the lease. Substantially all of the leases of the properties require the tenant to pay, as additional rent, either all real estate taxes and operating expenses or all increases in real estate taxes and operating expenses over a base amount.

In addition, many of such leases provide for fixed or indexed increases (based on the consumer price index or other measures) in base rent. Management believes that inflationary increases in operating expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

POLICIES

Business Policies
The following is a description of business policies that have been adopted by the Cabot Trust Board of Trustees. These policies may be amended or revised from time to time without shareholder approval, except that shareholder approval would be required for Cabot Trust to change its policy of holding its assets and conducting its business only through Cabot L.P. and its subsidiaries and other affiliates, including Cabot Advisors, Inc. ("Cabot Advisors") and joint ventures in which Cabot L.P. or a subsidiary may be a partner. In addition, changes in policies with respect to conflicts of interest must be consistent with legal requirements.

Investment Policies
Cabot Trust conducts all of its investment activities through Cabot L.P. and its subsidiaries and other affiliates, including Cabot Advisors, and may in the future conduct activities through joint ventures in which the Cabot L.P. or a subsidiary may be a partner. Cabot Trust's investment policy is to purchase income-producing industrial properties primarily for long-term capital appreciation and rental growth, and to expand and improve its properties or to sell them, in whole or in part, when the circumstances warrant.

Cabot Trust's property investments may be subject to existing mortgage and other indebtedness or to indebtedness that may be incurred in connection with acquiring or refinancing such investments. Debt service with respect to such indebtedness will have a priority over any distributions with respect to the Common Shares. Investments are also subject to Cabot Trust's policy not to be treated as an investment company under the Investment Company Act of 1940.

Cabot Trust currently intends to invest primarily in existing improved properties, but also has begun investment in development projects as well. Future investment or development activities will not be limited to any geographic area or product type or to a specified percentage of assets. While Cabot Trust intends to maintain diversity in its investments in terms of property location, size and market, Cabot Trust does not have any limit on the amount or percentage of its assets that may be invested in any one property or any one geographic area. Cabot Trust intends to conduct its investment and development activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes.

While Cabot Trust's current portfolio consists of, and its business objectives emphasize, equity investments in industrial real estate, Cabot Trust may also invest in loans secured by mortgages or deeds of trust that are consistent with Cabot Trust's continued qualification as a REIT for federal income tax purposes. These may include participating or convertible mortgage loans if Cabot Trust concludes that it may benefit from the cash flow or any appreciation in value of the property secured by such mortgages. Investments in real estate mortgage loans entail the risk that one or more borrowers may default under such loans and that the collateral securing such loans may not be sufficient to enable Cabot Trust to recoup its full investment.

Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, Cabot Trust also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including investments made for the purpose of exercising control over such entities. Cabot Trust may enter into joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property in accordance with its investment policies. Such investments may permit Cabot Trust to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring its portfolio. Cabot Trust will not enter into a joint venture or partnership to make an investment that would not meet its investment policies.

Financing Policies
As a general policy, Cabot Trust intends to limit its total consolidated indebtedness incurred so that at the time any debt is incurred, Cabot Trust's debt-to-total market capitalization ratio does not exceed 40%. Cabot Trust's Declaration of Trust and Bylaws do not, however, limit the amount or percentage of indebtedness that it may incur. Moreover, due to fluctuations in the value of Cabot Trust's portfolio of properties over time, and since any determination of its debt-to-total market capitalization ratio is made only at the time debt is incurred, the debt-to-total market capitalization ratio could exceed the 40% level. In addition, Cabot Trust may modify its debt policy from time to time in light of changes in economic conditions, relative costs of debt and equity capital, the market values of its properties, general conditions in the market for debt and equity securities, fluctuations in the market price of its Common Shares, growth and acquisition opportunities and other factors. If its debt policy were changed, Cabot Trust could become more highly leveraged, resulting in an increased risk of default on its obligations and a related increase in debt service requirements that could adversely affect the financial condition and results of operations of Cabot Trust and its ability to make distributions to shareholders.

Cabot Trust has not established any limit on the number or amount of mortgages that may be placed on any single property or on its portfolio as a whole.

To the extent that its Board of Trustees decides to obtain additional capital, Cabot Trust may raise such capital through offerings of its Common or Preferred Shares or of partnership units which may include preferred Units of Cabot L.P., debt financings or retention of cash available for distribution (subject to provisions in the Code concerning the taxability of undistributed REIT income), or a combination of these methods. As long as Cabot L.P. is in existence, the net proceeds of the sale of Common Shares or Preferred Shares by Cabot Trust will be transferred to Cabot L.P. in exchange for that number of Units that equals the number of Common Shares sold by Cabot Trust.

Cabot Trust presently anticipates that any additional borrowings would be made through Cabot L.P., although Cabot Trust may incur indebtedness directly and loan the proceeds to Cabot L.P. Borrowings may be unsecured or may be secured by any or all of the assets of Cabot Trust, or any existing or new property-owning partnership and may have full or limited recourse to all or any portion of the assets of

Cabot Trust, or any existing or new property-owning partnership. Indebtedness incurred may be in the form of bank borrowings, purchase money obligations to sellers of properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from borrowings may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or the development of new properties, and for the payment of distributions.

Conflict of Interest Policies
Cabot Trust has adopted policies that are intended to minimize potential conflicts of interest. However, there can be no assurance that these policies will be successful in eliminating the influence of such conflicts and, if they are not successful, decisions could be made that do not fully reflect the interests of all shareholders.

DECLARATION OF TRUST AND BYLAW PROVISIONS

Cabot Trust's Declaration of Trust requires, with limited exceptions, that a majority of Cabot Trust's Board of Trustees be comprised of individuals who are not officers or employees of Cabot Trust ("Independent Trustees"). This requirement may not be amended, altered, changed or repealed without the affirmative vote of a majority of all of the outstanding shares of Cabot Trust entitled to vote on the matter. The Declaration of Trust also includes a provision generally permitting Cabot Trust to enter into any agreement or transaction with any person, including any Trustee, officer, employee or agent of Cabot Trust.

Cabot Trust's Bylaws provide that Section 2-419 of the Maryland General Corporation Law, relating to transactions by interested directors, will be available for and apply to contracts and other transactions between Cabot Trust and any of its Trustees or between Cabot Trust and any other trust, corporation or other entity of or in which any of Cabot Trust's Trustees is a trustee or director or has a material financial interest. Under Section 2-419, a contract or other transaction between a corporation and any of its directors and any other corporation, firm or other entity in which any of its directors is a director has a material financial interest is not void or voidable solely because of (a) the common directorship or interest, (b) the presence of the director at the meeting of the board or a committee of the board that authorizes, approves or ratifies the contract or transaction (c) the counting of the vote of the director for the authorization, approval or ratification of the contract or transaction if either (i) after disclosure of the interest, the transaction is authorized, approved or ratified by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by shareholders entitled to vote other than the votes of shares owned of record or beneficially by the interested director or such corporation, firm or other entity, or (ii) the transaction is fair and reasonable to the corporation.

CABOT L.P. PARTNERSHIP AGREEMENT

The Cabot L. P. Partnership Agreement gives Cabot Trust, in its capacity as general partner, full and exclusive discretion in managing and controlling the business of Cabot L.P. and in making all decisions affecting the business and assets of the Cabot L.P., with limited exceptions. In the Partnership Agreement, the limited partners have acknowledged and agreed that Cabot Trust is acting on behalf of both Cabot L.P. and Cabot Trust's shareholders generally and that, in its capacity as general partner of Cabot L.P., Cabot Trust is under no obligation to consider separate interests of the Cabot L.P. limited partners in deciding whether to cause Cabot L.P. to take or to decline to take, any actions which Cabot L.P., in its capacity as general partner, has undertaken in good faith on behalf of

Cabot L.P. In addition, Cabot Trust in its capacity as general partner is not responsible for any misconduct or negligence on the part of its agents, provided that such agents were appointed in good faith. The Cabot L.P. Partnership Agreement also provides that neither Cabot Trust nor any of its affiliates (including its officers and Trustees) may sell, transfer or convey any property to, or purchase any property from, Cabot L.P. except on terms that are fair and reasonable and no less favorable than would be obtained from an unaffiliated party.

Policies with Respect to Other Activities
Cabot Trust may, but does not presently intend to, make investments that are different from those described herein. Cabot Trust has authority to offer its Common Shares, other shares of beneficial interest or other securities for cash or in exchange for property and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future. Cabot Trust has no outstanding loans to other entities or persons, including its officers and Trustees. Cabot Trust has not engaged in trading, underwriting or agency distribution or sale of securities of other issuers, nor has Cabot Trust invested in the securities of companies other than Cabot L.P. for the purpose of exercising control over such companies and currently does not intend to do so. Cabot Trust makes and intends to continue to make investments in such a way that it will not be treated as an investment company under the Investment Company Act of 1940. Its policies with respect to such activities may be reviewed and modified or amended from time to time by the Board of Trustees without shareholders approval.

Cabot Trust intends to make investments in a manner consistent with the requirements of the Code for Cabot Trust to qualify as a REIT unless, because of changing circumstances or changes in the Code or applicable Treasury Regulations, the Board of Trustees determines that it is no longer in the best interests of Cabot Trust to qualify as a REIT.

Working Capital Reserves
Cabot Trust intends to maintain working capital reserves in amounts that the Board of Trustees determines to be adequate to meet normal contingencies in connection with the operation of Cabot Trust's business and investments.

COMPETITION

Numerous industrial properties compete with Cabot Trust's properties in attracting tenants to lease space and additional properties can be expected to be built in the markets in which the properties are located. The number and quality of competitive industrial properties in a particular area will have a material effect on Cabot Trust's ability to lease space at the properties or at newly acquired properties and on the rents charged. Some of these competing properties may be newer or better located than Cabot Trust's properties.

In addition, the industrial real estate market has become highly competitive. There are a significant number of buyers of industrial property, including other publicly traded industrial REITs, many of which have significant financial resources. This has resulted in increased competition in acquiring attractive industrial properties. Accordingly, it is possible that Cabot Trust may not be able to meet its targeted level of property acquisitions and developments due to such competition or other factors which may have an adverse effect on Cabot Trust's expected growth in Funds from Operations ("FFO"). Cabot Trust may be competing with others that have greater resources than Cabot Trust and whose officers and directors have more experience than Cabot Trust's officers and trustees.

INSURANCE

Cabot Trust carries commercial general liability insurance, standard "all-risk" property insurance, flood, earthquake and rental loss insurance with respect to the Properties with policy terms and conditions customarily carried for similar properties. However, the insurance is subject to normal limitations on the amounts of coverage and certain types of losses (such as from wars or from earthquakes for properties located in California) may be either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the amount of the insurance coverage occur, Cabot Trust could lose the capital invested in a property, as well as the anticipated future revenue from that property, and Cabot Trust would continue to be obligated on any mortgage indebtedness or other obligations related to the property.

In light of the California earthquake risk, California building codes have since the early 1970's established minimum construction standards for all new buildings and also contain guidelines for seismic upgrading of existing buildings that are intended to reduce the possibility and severity of loss from earthquakes. The construction standards and upgrading, however, do not eliminate the possibility of earthquake loss. Cabot Trust's current policy is to obtain earthquake insurance if available at acceptable cost. As of December 31, 1998, all of our 50 properties located in California are covered by earthquake insurance in amounts believed by management to be reasonable. At December 31, 1998, seismic upgrading had been completed on eleven of the California properties and seismic upgrading is expected to be completed on ten additional California properties by September 30, 1999. Cabot Trust currently maintains blanket earthquake insurance coverage for all properties located outside California in amounts Cabot Trust believes to be reasonable.

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person.

Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. As the owner of real properties, Cabot Trust may be potentially liable for any such costs.

Phase I environmental site assessment reports ("Phase I ESAs") were obtained by our original contributing investors in connection with their initial acquisitions of the properties, or were obtained by Cabot Trust in connection with the transactions resulting in Cabot Trust's formation as a publicly traded company. In accordance with Cabot Trust's acquisition policies, Cabot Trust has also obtained Phase I ESAs for all of the properties acquired since the completion of the Formation Transactions.

The purpose of Phase I ESAs is to identify potential sources of contamination for which Cabot Trust may be responsible and to assess the status of environmental regulatory compliance. The earliest of the Phase I ESAs for Cabot Trust's properties were obtained in 1988 and Phase I ESAs on approximately 19% of the properties owned as of December 31, 1998, were obtained prior to 1995. Commonly accepted standards and practices for Phase I ESAs have evolved to encompass higher standards and more extensive procedures over the period of 1988 to the present.

The Phase I ESAs obtained for Cabot Trust's properties have not revealed any environmental liability that Cabot Trust believes would have a material adverse effect on its business, assets or results of operations, nor is Cabot Trust aware of any such material environmental liability. It is possible, however, that the Phase I ESAs relating to the properties do not reveal all environmental liabilities. Moreover, future laws, ordinances or regulations may impose material environmental liability or the properties' current environmental condition may be affected by tenants, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to Cabot Trust.


CABOT ADVISORS

Cabot Advisors provides investment advisory and asset management services to the former clients of Cabot Partners which elected not to contribute some or all of their industrial properties to Cabot Trust. In addition, Cabot Advisors provides property management services to Cabot L.P. and to the properties of some clients that are not associated with Cabot Trust. Cabot Advisors will not provide services relating to any industrial real estate acquisition or development activities that would conflict with Cabot Trust's own acquisition and development activities. Cabot Trust believes that its investment in Cabot Advisors will help it achieve economies of scale with its property management systems, increase market penetration and provide access to further acquisition opportunities.

To permit Cabot Trust to share in the income of Cabot Advisors while maintaining its status as a REIT, Cabot L.P. owns all of Cabot Advisors' non-voting preferred stock (representing 95% of its economic interest in Cabot Advisors) and Ferdinand Colloredo-Mansfeld, Cabot Trust's Chief Executive Officer, owns all of Cabot Advisors' voting common stock (representing 5% of its economic interest therein). Although Cabot Trust receives substantially all of the economic benefit of Cabot Advisors' business through dividends from Cabot L.P., Cabot Trust is not able to vote on the election of Cabot Advisors' directors or officers and, as a result, does not have the ability to control Cabot Advisors' operations or require its board of directors to declare and pay cash dividends.


EMPLOYEES

At December 31, 1998, Cabot L.P. and Cabot Advisors employed 61 persons, none of whom are represented by any collective bargaining organization. Cabot Trust believes it has good relations with its employees.

ITEM 2.   PROPERTIES
          ----------

For descriptive purposes, Cabot Trust's properties may generally be grouped into three property types: bulk distribution properties, multitenant distribution properties, and workspace properties.

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

Multitenant distribution properties are oriented primarily to smaller regional and local distribution tenants, and are generally designed to be subdivided to suit tenants whose space requirements generally range from 10,000 square feet to 100,000 square feet. These properties generally have clear heights of 20 feet or more, building depths of less than 240 feet (unless configured with loading docks on two sides), and a location with good access to regional and interstate highways. Both types of distribution property are used predominately for the storage and distribution of goods.

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

The table set forth below summarizes the following information related to the Properties as of December 31, 1998: (i) the name and location of the Properties, identified by each of Cabot Trust's 18 principal targeted markets; (ii) the year each property was built or substantially renovated; (iii) the number of properties at each location; (iv) the rentable square feet at each location; (v) the percent of the rentable square feet of each property that is currently leased; (vi) the annualized net rent for the tenants leasing each property and
(vii) the annualized net rent per leased square foot.

                        PROPERTIES BY REGION AND MARKET
                        -------------------------------
                            AS OF DECEMBER 31, 1998
                            -----------------------

                                                                              RENTABLE SQ. FT.        ANNUALIZED NET RENT/(1)/
                                                                              ----------------        ------------------------
                                                   YEAR         NUMBER                                                       PER
PROPERTY TYPE AND LOCATION                        BUILT/         OF                           %                   % OF      LEASED
--------------------------
                                                RENOVATED     PROPERTIES      Number       LEASED     AMOUNT      TOTAL     SQ. FT.
                                                ---------     ----------      ------       ------     ------      -----     -------

Bulk Distribution Properties:

WEST REGION

Los Angeles Market
 South Vintage Avenue, Building 1, Ontario, CA      1986          1             272,448      100%   $  723,389      0.7%     $2.66
 South Vintage Avenue, Building 2, Ontario, CA      1986          1             248,064       32%      263,850      0.3%      3.30
 South Rockefeller Avenue, Ontario, CA              1986          1             164,140      100%      551,510      0.5%      3.36
 East Jurupa Street, Ontario, CA                    1986          1             142,404      100%      461,388      0.4%      3.24
 DeForest Circle, Mira Loma, CA                     1992          1             250,584      100%      871,841      0.8%      3.48
 Vintage Avenue, Ontario, CA                        1988          1             284,559      100%      973,200      0.9%      3.42
 San Fernando Road, Sun Valley, CA                  1980          1             181,670      100%      925,792      0.9%      5.10
 Rowland Street, City of Industry, CA               1998          1             181,635       30%      241,578      0.2%      4.38
 Santa Anita Avenue, Rancho Cucamonga, CA           1988          1             212,300      100%      764,280      0.7%      3.60
                                                                 --           ---------      ---    ----------      ---     ------

                    Market Subtotal                               9           1,937,804       85%   $5,776,828      5.4%     $3.52

                                                                             RENTABLE SQ. FT.         ANNUALIZED NET RENT(1)
                                                                             ----------------         ----------------------
                                                      YEAR        NUMBER                                                   PER
PROPERTY TYPE AND LOCATION                          BUILT/            OF                    %                   % OF    LEASED
--------------------------
                                                 RENOVATED    PROPERTIES      NUMBER   LEASED        AMOUNT    TOTAL   SQ. FT.
                                                 ---------    ----------      ------   ------        ------    -----   -------
San Diego Market
 Dornoch Court, San Diego, CA                        1988        1           220,000     100%   $ 1,035,858     1.0%     $4.71
                                                                --        ----------    -----   -----------    -----   -------

Phoenix Market
 North 47th Avenue, Phoenix, AZ                      1986         1          163,200     100%   $   453,867     0.4%     $2.78
 South 63rd Avenue, Phoenix, AZ                      1990         1          168,165     100%       450,494     0.4%      2.68
 South 55th Avenue, Phoenix, AZ                      1986         1          100,000     100%       300,000     0.3%      3.00
 South 41st Avenue, Building 2, Phoenix, AZ          1985         1          223,740     100%       678,172     0.6%      3.03
 South 49th Avenue, Phoenix, AZ                      1989         1          114,871     100%       330,828     0.3%      2.88
 North 104th Avenue, Tolleson, AZ                    1995         1          279,279     100%       804,438     0.8%      2.88
 West Van Buren, Tolleson, AZ                        1997         1          278,142     100%       931,670     0.9%      3.35
 South 84th Avenue, Tolleson, AZ                     1989         1          236,007     100%       802,488     0.8%      3.40
                                                                 --       ----------     ----     ----------   -----    ------

                               Market Subtotal                    8        1,563,404     100%   $  4,751,957    4.5%     $3.04
                                                                 --       ----------     ----    -----------   -----    ------

                           WEST REGION SUBTOTAL                  18        3,721,208      92%   $ 11,564,643   10.9%     $3.37

SOUTHWEST REGION

Dallas Market
 Luna Road, Carrollton, TX                           1997         1          205,400     100%   $   679,992    0.6%      $3.31
 DFW Trade Center, Building 1, Grapevine, TX         1996         1          540,000     100%     1,705,799    1.6%       3.16
 DFW Trade Center, Building 2, Grapevine, TX         1997         1          440,000     100%     1,278,000    1.2%       2.90
 Airline Drive, Building 2, Coppell, TX              1990         1          140,800     100%       492,804    0.5%       3.50
                                                                 --       ----------     ----   -----------    ----     ------

               SOUTHWEST REGION/MARKET SUBTOTAL                   4        1,326,200     100%   $ 4,156,595    3.9%      $3.13

MIDWEST REGION

Chicago Market
 West 73rd Street, Building 1, Bedford Park, IL      1982         1          233,282     100%   $   735,280    0.7%      $3.15
 West 73rd Street, Building 2, Bedford Park, IL      1986         1          380,269     100%     1,034,331    1.0%       2.72
 West 73rd Street, Building 3, Bedford Park, IL      1979         1          232,000     100%       727,667    0.7%       3.14
 Remington Street, Bolingbrook, IL                   1996         1          212,333     100%       796,925    0.7%       3.75
 Harvester Drive, Chicago, IL                        1974         1          212,922     100%       628,119    0.6%       2.95
 Arthur Avenue, Elk Grove, IL                        1978         1          230,768     100%       699,228    0.6%       3.03
 North Raddant Road, Batavia, IL                     1991         1          170,462     100%       711,954    0.7%       4.18
 Ambassador Road, Naperville, IL                     1996         1          203,500      65%       503,366    0.5%       3.80
 Mark Street, Wood Dale, IL                          1985         1          234,000     100%       833,392    0.8%       3.56
                                                                 --       ----------     ----   -----------    ----     ------

                                Market Subtotal                   9        2,109,536      97%   $ 6,670,262    6.3%      $3.27

Cincinnati/Northern Kentucky Market
 Holton Drive, Independence, KY                      1996         1          352,000     100%   $   991,951    0.9%      $2.82
 International Way, Hebron, KY                       1990         1          192,000     100%       556,800    0.5%       2.90
 Kingsley Drive, Building 1, Cincinnati, OH          1981         1          154,004     100%       429,999    0.4%       2.79
 Kingsley Drive, Building 2, Cincinnati, OH          1981         1          249,402     100%       710,000    0.7%       2.85
 International Road, Building 1, Cincinnati, OH      1990         1          192,000     100%       528,000    0.5%       2.75
 International Road, Building 2, Cincinnati, OH      1990         1          204,800     100%       721,520    0.7%       3.52
                                                                 --       ----------     ----   -----------    ----     ------

                                Market Subtotal                   6        1,344,206     100%   $ 3,938,270    3.7%      $2.93

Columbus Market
 Westbelt Drive, Building 2, Columbus OH             1980         1          229,200     100%   $   640,552    0.6%      $2.79
 Equity Drive, Building 1, Columbus, OH              1980         1          227,480      79%       412,186    0.4%       2.29
                                                                 --       ----------     ----   -----------    ----     ------

                                Market Subtotal                   2          456,680      89%   $ 1,052,738    1.0%      $2.57

Other Market
 North State Road #9, Howe, IN                       1988         1          346,515     100%   $   759,125    0.7%      $2.19
                                                                 --       ----------     ----   -----------   -----     ------

                        MIDWEST REGION SUBTOTAL                  18        4,256,937      97%   $12,420,395   11.7%      $3.00

SOUTHEAST REGION

Memphis Market
 Pilot Drive, Memphis, TN                            1987         1          336,080     100%   $   795,326    0.7%      $2.37
                                                                 --       ----------     ----   -----------   -----     ------

                                                                             RENTABLE SQ. FT.      ANNUALIZED NET RENT(1)
                                                                             ----------------      ----------------------
                                                      YEAR        NUMBER                                                PER
PROPERTY TYPE AND LOCATION                          BUILT/            OF                    %                 % OF   LEASED
--------------------------
                                                 RENOVATED    PROPERTIES      NUMBER   LEASED     AMOUNT     TOTAL   SQ. FT.
                                                 ---------    ----------      ------   ------     ------     -----   -------
Orlando Market
 Landstreet Road, Building 1, Orlando FL             1997         1         355,732   100%     $ 1,639,782     1.5%    $4.61
                                                                 --       ---------   ----     -----------    -----    -----

Charlotte Market
  Reames Road, Charlotte, NC                         1994         1         105,600   100%     $   327,095     0.3%     3.10
                                                                 --       ---------   ----     -----------    -----    -----

Atlanta Market
 Highway 316, Dacula, GA                             1989         1         326,019   100%     $ 1,057,413     1.0%     3.24
 Westgate Parkway, Fulton County, GA                 1988         1         231,835   100%         695,505     0.7%     3.00
                                                                 --       ---------   ----     -----------     ----    -----

                               Market Subtotal                    2         557,854   100%     $ 1,752,918     1.7%     3.14
                                                                 --       ---------   ----     -----------     ----    -----

                     SOUTHEAST REGION SUBTOTAL                    5       1,355,266   100%     $ 4,515,121     4.2%     3.33

NORTHEAST REGION

Baltimore/Washington Market
 Tar Bay Drive, Jessup, MD                           1990         1         210,000   100%     $   800,527     0.8%    $3.81
 Oceano Avenue, Jessup, MD                           1987         1         243,500   100%         998,349     0.9%     4.10
                                                                 --      ----------   ----     -----------    -----    -----

                               Market Subtotal                    2         453,500   100%     $ 1,798,876     1.7%    $3.97

New York/New Jersey Market
 Pepes Farm Road, Milford, CT                        1980         1         200,000   100%     $   829,998     0.8%    $4.15
 South Middlesex Avenue, Building 1, Cranbury, NJ    1989         1         204,369   100%         735,728     0.7%     3.60
 Birch Creek Road, Bridgeport, NJ               1991/1997         1         203,229   100%         792,463     0.7%     3.90
 Pierce Street, Franklin Township, NJ                1984         1         182,764   100%         776,748     0.7%     4.25
 Herrod Boulevard, South Brunswick, NJ               1989         1         400,000   100%       1,719,547     1.6%     4.30
                                                                 --      ----------   ----     -----------    -----    -----

                               Market Subtotal                    5       1,190,362   100%     $ 4,854,484     4.5%    $4.08

Harrisburg Market
 Brackbill Boulevard, Building 1, Mechanicsburg, PA  1984         1         259,200   100%     $   912,384     0.8%    $3.52
 Brackbill Boulevard, Building 2, Mechanicsburg, PA  1994         1         235,200   100%         827,904     0.8%     3.52
 Cumberland Parkway, Mechanicsburg, PA               1992         1         340,000   100%       1,144,967     1.1%     3.37
                                                                 --      ----------   ----      ----------     ----    -----

                               Market Subtotal                    3         834,400   100%     $ 2,885,255     2.7%    $3.46
                                                                 --      ----------   ----     -----------     ----    -----
                     NORTHEAST REGION SUBTOTAL                   10       2,478,262   100%     $ 9,538,615     8.9%    $3.85
                                                                 --      ----------   ----     -----------     ----    -----

 BULK DISTRIBUTION PROPERTIES TOTAL                              55      13,137,873    97%     $42,195,369    39.6%    $3.32

MULTITENANT DISTRIBUTION PROPERTIES:

WEST REGION

Los Angeles Market
 West Rincon Street, Corona, CA                      1986         1         162,900   100%     $   729,600     0.7%    $4.48
 Jersey Court, Rancho Cucamonga, CA                  1989         1          88,134   100%         291,000     0.3%     3.30
 12th Street, Chino, CA                              1990         1         104,600   100%         402,000     0.4%     3.84
 Industry Circle, La Mirada, CA                      1966         1         112,946   100%         474,373     0.4%     4.20
 East Santa Ana Street, Building 1, Ontario, CA      1990         1          98,782   100%         355,615     0.3%     3.60
 East Santa Ana Street, Building 2, Ontario, CA      1990         1          62,398   100%         224,632     0.2%     3.60
 East Dyer Road, Santa Ana, CA                  1954/1965         1         372,096   100%       1,363,619     1.4%     3.66
                                                                 --      ----------   ----     -----------    -----    -----

                               Market Subtotal                    7       1,001,856   100%     $ 3,840,839     3.7%    $3.83

San Francisco Market
 Reed Avenue, Building 1, West Sacramento,  CA       1988         1         103,110   100%     $   461,905     0.4%    $4.48
 Reed Avenue, Building 2, West Sacramento,  CA       1988         1         105,600   100%         423,336     0.4%     4.01

                               Market Subtotal                    2         208,710   100%     $   885,241     0.8%    $4.24

Phoenix Market
 South 40th Avenue, Building 1, Phoenix, AZ          1990         1         126,360   100%     $   338,093     0.3%    $2.68
 South 40th Avenue, Building 3, Phoenix, AZ          1987         1         201,600   100%         622,944     0.6%     3.09
 South 41st Avenue, Building 1, Phoenix, AZ          1989         1         161,230   100%         440,157     0.4%     2.73
 South 40th Avenue, Building 2, Phoenix, AZ          1989         1         127,042   100%         384,872     0.4%     3.03

                                                                        RENTABLE SQ..FT.                 ANNUALIZED NET RENT (1)
                                                                        ----------------                 -----------------------
                                              YEAR         NUMBER                                                              PER
                                             BUILT/            OF                        %                % OF              LEASED
PROPERTY TYPE AND LOCATION               RENOVATED     PROPERTIES      NUMBER       LEASED              AMOUNT    TOTAL     SQ.FT.
--------------------------               ---------     ---------     ----------     ------             -------    -----     -----
South 39th Avenue, Phoenix, AZ                1989             1        159,450      100%              658,368     0.6%      4.13
South 53rd Avenue, Phoenix, AZ                1987             1        127,680      100%              327,498     0.3%      2.56
South 9th Street, Phoenix, AZ                 1983             1         89,423      100%              436,218     0.4%      4.88
44th Avenue, Phoenix, AZ                      1997             1        144,592      100%              429,036     0.4%      2.97
                                                              --     ----------      ----          -----------    -----    ------

               Market Subtotal                                 8      1,137,377      100%          $ 3,637,185     3.4%     $3.20

Seattle Market
 Kent West Corporate Park II, Kent, WA        1989             1        250,820      100%          $   966,492     0.9%     $3.85
                                                              --     ----------      ----          -----------    -----    ------

               WEST REGION SUBTOTAL                           18      2,598,763      100%          $ 9,329,757     8.8%     $3.59

SOUTHWEST REGION

Dallas Market
 113th Street, Arlington, TX                  1979             1         79,735      100%          $   291,032     0.3%     $3.65
 10th Street, Building 1, Plano, TX           1997             1         99,679      100%              439,824     0.4%      4.41
 10th Street, Building 2, Plano, TX           1997             1        107,260      100%              423,086     0.4%      3.94
 Airline Drive, Building 1, Coppell, TX       1991             1         75,000      100%              262,500     0.2%      3.50
 North Lake Drive, Coppell, TX                1982             1        230,400      100%              632,376     0.6%      2.74
                                                              --     ----------      ----          -----------     ----    ------

               SOUTHWEST REGION/MARKET                         5        592,074      100%          $ 2,048,818     1.9%     $3.46
               SUBTOTAL

MIDWEST REGION

Chicago Market
 Medinah Road, Building 1, Chicago, IL        1986             1        319,459      100%          $ 1,741,840     1.6%     $5.45
 Medinah Road, Building 2, Chicago, IL        1986             1        160,799      100%              876,751     0.8%      5.45
 Swenson Avenue, St. Charles, IL              1988             1         81,110      100%              299,751     0.3%      3.70
 High Grove Lane, Naperville, IL              1994             1         95,000      100%              392,549     0.4%      4.13
 Western Avenue, Lisle, IL               1979/1985             1         67,996      100%              383,143     0.4%      5.63
                                                              --     ----------      ----          -----------     ----    ------

               Market Subtotal                                 5        724,364      100%          $ 3,694,034     3.5%     $5.10

Cincinnati/Northern Kentucky Market
 Lake Forest Drive, Building 1, Blue Ash,
  OH                                          1978             1        239,891      100%          $   651,741     0.6%     $2.72
 Lake Forest Drive, Building 2, Blue Ash,
  OH                                          1979             1        176,956       95%              433,055     0.4%      2.60
                                                              --     ----------      ----          -----------     ----    ------

               Market Subtotal                                 2        416,847       98%          $ 1,084,796     1.0%     $2.67

Columbus Market
 International Street, Columbus, OH           1988             1        152,800      100%          $   435,479     0.4%     $2.85
 Port Road, Building 1, Franklin County, OH   1995             1        205,109      100%              677,903     0.6%      3.31
 Port Road, Building 2, Franklin County, OH   1995             1        156,000      100%              425,899     0.4%      2.73
 Westbelt Drive, Building 1, Columbus, OH     1980             1        202,000      100%            1,010,000     1.0%      5.00
 Dividend Drive, Columbus, OH                 1979             1        144,850      100%              443,241     0.4%      3.06
 Twin Creek Drive, Columbus, OH               1989             1        176,000       76%              386,256     0.4%      2.87
                                                              --     ----------      ----          -----------     ----    ------

               Market Subtotal                                 6      1,036,759       96%          $ 3,378,778     3.2%     $3.40

Minneapolis Market
 Woodale Drive, Building 1, Mounds View, MN   1992             1         78,016       33%          $   124,533     0.1%     $4.86
                                                              --     ----------      ----          -----------     ----    ------

Other Market
 Sysco Court, Grand Rapids, MI                1985             1         62,700      100%          $   366,795     0.3%     $5.85
                                                              --     ----------      ----          -----------     ----    ------

               MIDWEST REGION SUBTOTAL                        15      2,318,686       96%          $ 8,648,936     8.1%     $3.91

SOUTHEAST REGION

Orlando Market
 Orlando Central Park, Building 1,
  Orlando, FL                                 1988             1        267,432      100%          $   883,879     0.8%     $3.31
 Orlando Central Park, Building 2,
  Orlando, FL                                 1983             1        156,660      100%              493,476     0.5%      3.15
 Orlando Central Park, Building 3,
  Orlando, FL                                 1991             1        356,583       90%            1,401,377     1.3%      4.36
 Orlando Central Park, Building 4,
  Orlando, FL                                 1984             1        133,400       81%              386,766     0.4%      3.59
 Orlando Central Park, Building 5,
  Orlando, FL                                 1985             1        139,800      100%              492,042     0.5%      3.52
 Orlando Central Park, Building 6,
  Orlando, FL                                 1986             1        119,000      100%              397,702     0.4%      3.34

                                                                      RENTABLE SQ.FT.               ANNUALIZED NET RENT (1)
                                                                      ---------------               -----------------------
                                              YEAR         NUMBER                                                              PER
                                             BUILT/            OF                        %                         % OF     LEASED
PROPERTY TYPE AND LOCATION               RENOVATED     PROPERTIES      NUMBER       LEASED              AMOUNT    TOTAL     SQ.FT.
--------------------------               ---------     ----------    ----------     ------         -----------    -----     ------
 Exchange Drive, Orlando, FL                  1979             1        115,728       100%             320,888     0.3%      2.77
 Kingspointe Parkway, Orlando, FL             1991             1        101,870        49%             197,496     0.2%      3.95
                                                              --     ----------       ----         -----------    -----    ------

               Market Subtotal                                 8      1,390,473        92%         $ 4,573,626     4.4%     $3.58

Atlanta Market
 Atlanta Industrial Drive, Atlanta, GA        1986             1        161,965       100%         $   408,679     0.4%     $2.52
 Westpark Drive, Building 1, Fulton
  County, GA                                  1981             1        216,074       100%             539,189     0.5%      2.50
 Westpark Drive, Building 2, Fulton
  County, GA                                  1981             1        130,722       100%             268,622     0.2%      2.05
                                                              --     ----------       ----         -----------    -----    ------

               Market Subtotal                                 3        508,761       100%         $ 1,216,490     1.1%     $2.39
                                                              --     ----------       ----         -----------    -----    ------

               SOUTHEAST REGION SUBTOTAL                      11      1,899,234        94%         $ 5,790,116     5.5%     $3.24

NORTHEAST REGION

Boston Market
 First Avenue, Needham, MA               1961/1992             1        119,573       100%         $   693,065     0.7%     $5.80
                                                              --     ----------       ----         -----------    -----    ------

Baltimore/Washington Market
 Port Capital Drive, Jessup, MD               1974             1         94,381       100%         $   458,338     0.4%     $4.86
                                                              --     ----------       ----         -----------    -----    ------

New York/New Jersey Market
 South Middlesex Avenue, Building 2,
  Cranbury, NJ                                1982             1        203,404       100%         $   661,062     0.6%     $3.25
 Colony Road, Building 1, Jersey City, NJ     1976             1        262,453       100%             918,438     0.9%      3.50
 Colony Road, Building 2, Jersey City, NJ     1974             1        124,933       100%             499,731     0.5%      4.00
 Pulaski Boulevard, Port Jersey, NJ           1974             1        224,664       100%             703,139     0.6%      3.13
 Port Jersey Boulevard, Building 1,
  Port Jersey, NJ                        1974/1982             1        425,121       100%           1,711,836     1.6%      4.03
 Port Jersey Boulevard, Building 2,
  Port Jersey, NJ                        1974/1982             1        204,564       100%             754,841     0.7%      3.69
 Industrial Drive, Building 1, Port
  Jersey, NJ                                  1976             1        263,717       100%           1,002,124     0.9%      3.80
 Industrial Drive, Building 2, Port
  Jersey, NJ                                  1976             1        154,000       100%             615,996     0.6%      4.00
 Industrial Drive, Building 3, Port
  Jersey, NJ                                  1972             1         45,274       100%             181,095     0.2%      4.00
                                                              --     ----------       ----         -----------    -----    ------

               Market Subtotal                                 9      1,908,130       100%         $ 7,048,262     6.6%     $3.69

Harrisburg Market
 Ritter Road, Mechanicsburg, PA               1986             1         37,800       100%         $   248,969     0.2%     $6.59
                                                              --     ----------       ----         -----------    -----    ------

               NORTHEAST REGION SUBTOTAL                      12      2,159,884       100%         $ 8,448,634     7.9%     $3.91
                                                              --     ----------       ----         -----------    -----    ------

   MULTITENANT DISTRIBUTION PROPERTIES TOTAL                  61      9,568,641        98%         $34,266,261    32.2%     $3.66

WORKSPACE PROPERTIES:

WEST REGION

Los Angeles Market
 East Howell Avenue, Building 1, Anaheim,
  CA                                          1968             1         81,475       100%         $   327,882     0.3%     $4.02
 East Howell Avenue, Building 2, Anaheim,
  CA                                          1991             1         25,962       100%             109,040     0.1%      4.20
 Royal Avenue, Simi Valley, CA                1988             1         26,120       100%             157,442     0.2%      6.03
 Union Place, Building 1, Simi Valley, CA     1985             1         22,710       100%             145,768     0.1%      6.42
 Union Place, Building 2, Simi Valley, CA     1987             1         36,538       100%             324,360     0.3%      8.88
 Anza Drive, Building 1, Valencia, CA         1990             1         10,296       100%              65,121     0.1%      6.32
 Anza Drive, Building 2, Valencia, CA         1990             1          7,944       100%              57,192     0.1%      7.20
 Anza Drive, Building 3, Valencia, CA         1990             1          8,663       100%              62,400     0.1%      7.20
 Kovacs Lane, Huntington Beach, CA            1988             1        125,000       100%           1,000,800     0.9%      8.01
 Artesia Avenue, Building 1, Fullerton, CA    1991             1         55,498       100%             233,548     0.2%      4.21
 Artesia Avenue, Building 2, Fullerton, CA    1991             1         60,502       100%             283,149     0.2%      4.68
 Commonwealth Avenue, Fullerton, CA           1965             1         64,292       100%             250,047     0.2%      3.89
                                                              --     ----------       ----         -----------     -----   ------

               Market Subtotal                                12        525,000       100%         $ 3,016,749     2.8%     $5.75

San Diego Market
 Airway Road, Building 1, Otay Mesa, CA       1996             1         44,840       100%         $   285,489     0.3%     $6.37
 Airway Road, Building 2, Otay Mesa, CA       1996             1         78,296       100%             449,738     0.4%      5.74


                                                                         RENTABLE SQ. FT.       ANNUALIZED NET RENT(1)
                                                                         ----------------       ----------------------
                                                     YEAR      NUMBER                                                 PER
 PROPERTY TYPE AND LOCATION                        BUILT/          OF                    %                   % OF  LEASED
 --------------------------                     RENOVATED  PROPERTIES     NUMBER    LEASED       AMOUNT     TOTAL   SQ.FT.
                                                ---------  ----------     ------    ------       ------     -----  ------
  Avenida Encinas, Building 1, Carlsbad, CA       1972             1      80,000      100%      637,600     0.6%     7.97
  Avenida Encinas, Building 2, Carlsbad, CA       1993             1     126,008      100%      716,846     0.7%     5.69
                                                                  --   ---------      ----    ---------     ----   ------

                              Market Subtotal                      4     329,144      100%    2,089,673     2.0%   $ 6.35

San Francisco Market
  Brisbane Industrial Park, Building 1,
  Brisbane, CA                                    1961             1      39,800      100%  $   220,293     0.2%   $ 5.54
  Brisbane Industrial Park, Building 2,
  Brisbane, CA                                    1960             1      21,186      100%      139,802     0.1%     6.60
  Brisbane Industrial Park, Building 3,
  Brisbane, CA                                    1969             1      23,586      100%      172,058     0.2%     7.29
  Brisbane Industrial Park, Building 4,
  Brisbane, CA                                    1968             1      40,680      100%      246,340     0.2%     6.06
  Brisbane Industrial Park, Building 5,
  Brisbane, CA                                    1966             1      37,040      100%      214,612     0.2%     5.79
  Brisbane Industrial Park, Building 6,
  Brisbane, CA                                    1963             1      31,745      100%      201,888     0.2%     6.36
  Brisbane Industrial Park, Building 7,
  Brisbane, CA                                    1967             1      32,211      100%      169,670     0.2%     5.27
  Brisbane Industrial Park, Building 8,
  Brisbane, CA                                    1961             1      18,600      100%      130,045     0.1%     6.99
  Brisbane Industrial Park, Building 9,
  Brisbane, CA                                    1966             1      43,500      100%      284,354     0.3%     6.54
  Brisbane Industrial Park, Building 10,
  Brisbane, CA                                    1961             1     116,400      100%       89,773     0.1%     0.77
  Brisbane Industrial Park, Building 11,
  Brisbane, CA                                    1968             1      35,744      100%      214,464     0.2%     6.00
  Brisbane Industrial Park, Building 12,
  Brisbane, CA                                    1968             1      24,786      100%      138,949     0.1%     5.61
  Brisbane Industrial Park, Building 13,
  Brisbane, CA                                    1962             1      58,000      100%      307,703     0.3%     5.31
  Brisbane Industrial Park, Building 14,
  Brisbane, CA                                    1969             1      19,100      100%       99,912     0.1%     5.23
  Huntwood Avenue, Hayward, CA                    1982             1      62,031      100%      477,445     0.4%     7.70
                                                                  --   ---------      ----    ---------     ----   ------

                            Market Subtotal                       15     604,409      100%  $ 3,107,308     2.9%   $ 5.14

Phoenix Market
  West Alameda Drive, Building 1, Tempe, AZ       1984             1      30,606       67%  $    93,041     0.1%   $ 4.56
  West Alameda Drive, Building 2, Tempe, AZ       1984             1      30,606      100%      133,165     0.1%     4.35
  West Alameda Drive, Building 3, Tempe, AZ       1984             1      30,606      100%      134,666     0.1%     4.40
  West Alameda Drive, Building 4, Tempe, AZ       1984             1      30,606      100%      149,347     0.1%     4.88
  South Priest Drive, Tempe, AZ                   1998             1      54,900      100%      394,200     0.4%     7.18
  East Encanto Drive, Tempe, AZ                   1990             1      81,817      100%      329,950     0.3%     4.03
                                                                  --   ---------      ----    ---------     ----   ------

                             Market Subtotal                       6     259,141       96%  $ 1,234,369     1.1%   $ 4.96

Seattle Market
  Kent West Corporate Park I, Building 1, Kent,
  WA                                              1989             1      41,700      100%  $   501,984     0.5%   $12.04
  Kent West Corporate Park I, Building 2, Kent,
  WA                                              1989             1      16,000       86%       93,096     0.1%     6.77
  Kent West Corporate Park I, Building 3, Kent,
  WA                                              1989             1      36,250       50%       77,064     0.1%     4.24
  Kent West Corporate Park I, Building 4, Kent,
  WA                                              1989             1      57,990      100%      225,108     0.2%     3.88
                                                                  --   ---------      ----    ---------     ----   ------

                             Market Subtotal                       4     151,940       87%  $   897,252     0.9%   $ 6.82
                                                                  --   ---------      ----    ---------     ----   ------

                        WEST REGION SUBTOTAL                      41   1,869,634       98%  $10,345,351     9.7%   $ 5.63

SOUTHWEST REGION

Dallas Market
  DFW Trade Center, Building 3, Grapevine, TX     1997             1     202,361      100%  $ 1,723,670     1.6%   $ 8.52
  Diplomat Drive, Building 1, Farmers Branch, TX  1997             1      53,375      100%      325,044     0.3%     6.09
                                                                  --   ---------      ----    ---------     ----   ------

                  SOUTHWEST REGION/MARKET SUBTOTA                  2     255,736      100%  $ 2,048,714     1.9%   $ 8.01

MIDWEST REGION

Chicago Market
  Feehanville Drive, Mount Prospect, IL           1987             1      57,150      100%  $   454,342     0.4%   $ 7.95
  Tower Lane, Bensenville, IL                     1977             1      76,737      100%      449,872     0.4%     5.86
  Business Center, Building 1, Mount Prospect,
  IL                                              1985             1      43,250      100%      356,379     0.3%     8.24
  Business Center, Building 2, Mount Prospect,
  IL                                              1989             1      79,900      100%      777,677     0.8%     9.73
                                                                  --   ---------      ----    ----------    ----   ------

                           Market Subtotal                         4     257,037      100%  $ 2,038,270     1.9%   $ 7.93

Cincinnati/Northern Kentucky Market
  Empire Drive, Florence, KY                      1991             1     101,250      100%  $   318,999     0.3%   $ 3.15
  Spiral Drive, Building 1, Florence, KY          1988             1      26,556      100%      236,900     0.2%     8.92
  Spiral Drive, Building 2, Florence, KY          1989             1      34,999       87%      231,972     0.2%     7.64

                                                                             RENTABLE SQ. FT.       ANNUALIZED NET RENT(1)
                                                                             ----------------       ----------------------
                                                       YEAR      NUMBER                                                   PER
 PROPERTY TYPE AND LOCATION                          BUILT/          OF                  %                    % OF     LEASED
 --------------------------
                                                  RENOVATED  PROPERTIES     NUMBER   LEASED      AMOUNT       TOTAL    SQ.FT.
                                                  ---------  ----------     ------   ------     -------       -----    ------
  Airport Exchange Drive, Erlanger, KY                 1997           1     67,749     100%      462,373       0.4%      6.82
  Creek Road, Blue Ash, OH                             1983           1     66,095      95%      469,341       0.5%      7.49
                                                                     --  ---------     ----    ---------       ----    ------

                         Market Subtotal                              5    296,649      97%   $1,719,585       1.6%    $ 5.96

Columbus Market
  Equity Drive, Building 2, Columbus, OH               1980           1    116,160      61%   $  415,371       0.4%    $ 5.83
                                                                     --  ---------     ----    ---------       ----    ------

Minneapolis Market
  Woodale Drive, Building 2, Mounds View, MN           1989           1     55,742     100%   $  470,356       0.4%    $ 8.44
  Woodale Drive, Building 3, Mounds View, MN           1990           1    144,019     100%      844,751       0.8%      5.87
  Woodale Drive, Building 4, Mounds View, MN           1992           1     42,551     100%      208,107       0.2%      4.89
                                                                     --  ---------     ----    ---------       ----    ------

                         Market Subtotal                              3    242,312     100%   $1,523,214       1.4%    $ 6.29
                                                                     --  ---------     ----    ---------       ----    ------

                 MIDWEST REGION SUBTOTAL                             13    912,158      94%   $5,696,440       5.3%    $ 6.63

SOUTHEAST REGION

Charlotte Market
  Airport Road, Monroe, NC                        1957/1972           1    118,930     100%   $  591,600       0.5%    $ 4.97
  Old Charlotte Highway, Monroe, NC               1957/1972           1    135,000     100%      394,400       0.4%      2.92
                                                                     --  ---------     ----    ---------       ----    ------

                         Market Subtotal                              2    253,930     100%   $  986,000       0.9%    $ 3.88

Atlanta Market
  Cobb International Place, Building 1,
  Atlanta, GA                                          1996           1     60,000     100%   $  260,820       0.3%    $ 4.35
  Cobb International Place, Building 2,
  Atlanta, GA                                          1996           1     68,000     100%      242,617       0.2%      3.57
  Town Park Drive, Building 1, Kennesaw, GA            1995           1     65,830     100%      317,275       0.3%      4.82
  Town Park Drive, Building 2, Kennesaw, GA            1995           1     55,554     100%      250,632       0.2%      4.51
  South Royal Drive, Building 1, Tucker, GA            1987           1     53,402     100%      256,179       0.2%      4.80
  South Royal Drive, Building 2, Tucker, GA            1987           1     43,720     100%      179,019       0.2%      4.09
  South Royal Drive, Building 3, Tucker, GA            1989           1     37,041     100%      150,286       0.1%      4.06
                                                                     --  ---------     ----    ---------       ----    ------

                         Market Subtotal                              7    383,547     100%   $1,656,828       1.5%    $ 4.32

Orlando Market
  Boggy Creek Road, Building 1, Orlando, FL            1992           1     52,500      85%   $  217,349       0.2%    $ 4.88
  Boggy Creek Road, Building 2, Orlando, FL            1996           1     55,456     100%      311,543       0.3%      5.62
  Boggy Creek Road, Building 3, Orlando, FL            1998           1     55,456      81%      257,928       0.3%      5.77
  Landstreet Road, Building 2, Orlando, FL             1997           1     55,456     100%      311,812       0.3%      5.62
  Landstreet Road, Building 3, Orlando, FL             1996           1     50,018     100%      247,589       0.2%      4.95
                                                                     --  ---------     ----    ---------       ----    ------

                         Market Subtotal                              5    268,886      93%   $1,346,221       1.3%    $ 5.38

Other Markets
  Industrial Drive South, Gluckstadt, MS               1988           1    160,000     100%   $  690,000       0.7%    $ 4.31
                                                                     --  ---------     ----    ---------       ----    ------

               SOUTHEAST REGION SUBTOTAL                             15  1,066,363      98%   $4,679,049       4.4%    $ 4.47

NORTHEAST REGION

Baltimore/Washington Market
  The Crysen Center, Building 1, Jessup, MD            1985           1     75,820     100%   $  371,997       0.3%    $ 4.91
  The Crysen Center, Building 2, Jessup, MD            1985           1     76,043     100%      357,158       0.3%      4.70
  West Nursery Road, Building 1, Linthicum, MD         1989           1     49,100     100%      343,700       0.3%      7.00
  West Nursery Road, Building 2, Linthicum, MD         1989           1     39,041     100%      380,720       0.4%      9.75
  Fontana Lane, Building 1, Baltimore, MD              1988           1     47,434     100%      251,103       0.2%      5.29
  Fontana Lane, Building 2, Baltimore, MD              1988           1     61,320      84%      340,263       0.4%      6.58
  Bristol Court, Jessup, MD                            1988           1     73,071     100%      379,683       0.4%      5.20
  Guilford Road, Annapolis Junction, MD                1989           1     96,686     100%      579,608       0.5%      5.99
  Nokes Boulevard, Sterling, VA                        1998           1     88,489     100%      726,576       0.7%      8.21
  Oakville Industrial Park, Building 1,
  Alexandria, VA                                       1949           1     67,225     100%      400,179       0.4%      5.95
  Oakville Industrial Park, Building 2,
  Alexandria, VA                                       1940           1     23,683     100%      114,883       0.1%      4.85
  Oakville Industrial Park, Building 3,
  Alexandria, VA                                       1947           1     76,089     100%      517,389       0.5%      6.80
  Oakville Industrial Park, Building 4,
  Alexandria, VA                                       1952           1      2,800     100%       18,624       0.0%      6.65

                                                                               RENTABLE SQ. FT.            ANNUALIZED NET RENT(1)
                                                                               ----------------            ----------------------
                                                 YEAR            NUMBER                                                       PER
PROPERTY TYPE AND LOCATION                     BUILT/                OF                      %                     % OF    LEASED
--------------------------
                                             RENOVATED       PROPERTIES    NUMBER        LEASED       AMOUNT      TOTAL    SQ. FT.
                                             ---------       ----------    ------        ------       ------      -----    -------
   Oakville Industrial Park, Building 5,
   Alexandria, VA                            1955               1            56,134       98%           216,197     0.2%       3.92
   Oakville Industrial Park, Building 6,
   Alexandria, VA                            1946               1            50,876      100%           502,253     0.5%       9.87
                                                               --         ---------      ----      ------------    -----     ------
                         Market Subtotal                       15           883,811       99%       $ 5,500,333     5.2%     $ 6.30
 Boston Market
   Technology Drive, Auburn, MA              1973               1            54,400      100%       $   194,448     0.2%     $ 3.57
   John Hancock Road, Taunton, MA            1986               1            34,224      100%           206,147     0.2%       6.02
                                                               --         ---------      ----      ------------    -----     ------
                         Market Subtotal                        2            88,624      100%       $   400,595     0.4%     $ 4.52

New York/New Jersey Market
   New England Avenue, Piscataway, NJ     1975/1995             1           101,553      100%       $   404,861     0.4%     $ 3.99
   Memorial Drive, Franklin Township, NJ     1988               1           148,598      100%           996,704     0.9%       6.71
                                                               --         ---------      ----      ------------    -----     ------

                         Market Subtotal                        2           250,151      100%       $ 1,401,565     1.3%     $ 5.60
                                                               --         ---------      ----      ------------    -----     ------

               NORTHEAST REGION SUBTOTAL                       19         1,222,586       99%       $ 7,302,493     6.9%     $ 6.02
                                                               --         ---------      ----      ------------    -----     ------
   WORKSPACE PROPERTIES TOTAL                                  90         5,326,477       98%       $30,072,047    28.2%     $ 5.77

   GRAND TOTAL                                                206        28,032,991       97%      $106,533,677   100.0%     $ 3.90
                                                              ===        ==========       ===      ============   ======     ======


(1) "Annualized Net Rent" means annualized monthly net rent from leases in effect as of December 31, 1998. Net rent means contractual rent, excluding any reimbursements for real estate taxes or operating expenses.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Cabot Trust is not a party to any material litigation nor, to Cabot Trust's knowledge, is any litigation threatened against Cabot Trust, other than routine actions arising in the ordinary course of business, substantially all of which are expected to be covered by liability insurance and which in the aggregate are not expected to have a material adverse effect on the business, results of operations or financial condition of Cabot Trust.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

The executive officers of the Registrant and their respective positions, business experience and ages at March 8, 1999, are shown in the following table below.

                                                                        Term as
                                                                        Trustee
Name                              Age Position                          Expires
-------------------------------------------------------------------------------
Ferdinand Colloredo-Mansfeld/(1)/ 59  Chairman of the Board and Chief    2000
                                      Executive Officer, Trustee
Robert E. Patterson               54  President, Trustee                 2000
Franz Colloredo-Mansfeld/(1)/     36  Senior Vice President-Chief
                                      Financial Officer
Andrew D. Ebbott                  43  Senior Vice President Director of
                                      Acquisitions
Howard B. Hodgson, Jr.            43  Senior Vice President  Director of
                                      Real Estate Operations
Neil E. Waisnor                   44  Senior Vice President  Finance,
                                      Treasurer and Secretary
Eugene F. Reilly                  37  Senior Vice President  Director of
                                      Marketing and Development

(1) Messrs. Ferdinand and Franz Colloredo-Mansfeld are father and son.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

Cabot Trust's common shares began trading on the New York Stock Exchange ("NYSE") on January 30, 1998, under the symbol "CTR." The following table sets forth the high and low sales prices per share as reported on the New York Stock Exchange Composite Tape and the distributions paid on the Common Shares for the periods indicated.


1998:                                      High      Low         Distributions
-----                                      ----      ---         -------------
  First Quarter (from January 30, 1998)  $23.81    $20.88            $.202
  Second Quarter                          25.13     19.81             .325
  Third Quarter                           22.19     17.56             .325
  Fourth Quarter                          22.00     16.88             .325

1999:
-----
  First Quarter (through March 8, 1999)   20.44     18.25              --

On March 8, 1999, Cabot Trust had 18,636,552 Common Shares outstanding held of record by 31 shareholders and beneficially by approximately 2,000 shareholders.

The actual operating cash flow that Cabot Trust will realize and the amount available for distributions to shareholders will be affected by a number of factors, including the revenues received from the properties, the distributions it receives from Cabot L.P., the operating expenses of Cabot L.P. and Cabot Trust, the interest expense on borrowings and capital expenditures. Future distributions by Cabot Trust will be at the discretion of the Board of Trustees and will depend on the actual FFO of Cabot Trust, its financial condition, capital requirements, the annual income distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. In 1998, 100 percent of Cabot Trust's distributions to shareholders were taxable as ordinary income.


USE OF PROCEEDS FROM SALES OF COMMON SHARES

Cabot Trust's registration statement on Form S-11 (File Number 333-38383) for its initial public offering of 8,625,000 Common Shares was declared effective by the Securities and Exchange Commission on January 28, 1998. The offering commenced on January 30, 1998, and terminated on February 4, 1998, with a sale of all the registered shares for an aggregate offering price of $172,500,000. The managing underwriter for the public offering was J.P. Morgan Securities, Inc.

The following table indicates the expenses incurred in connection with the issuance and distribution of Common Shares in this offering:

     Description of  Fees and Expenses            Amount of Fees
     ---------------------------------            --------------
     Underwriting Discounts and Commissions         $12,075,000
     Finders' Fees                                            -
     Underwriters' Expenses                             300,000
     Other Expenses                                   3,809,000
                                                    -----------
     TOTAL FEES AND EXPENSES                        $16,184,000
                                                    ===========

None of such expenses represented direct or indirect payments to (i) Trustees or officers of Cabot Trust or their associates, (ii) persons owning 10 percent or more of any class of Cabot Trust's equity securities or (iii) affiliates of Cabot Trust.

The net proceeds to Cabot Trust from the above-described offering, as well as $20 million from a concurrent private placement, after deducting the expenses described above, were approximately $176.3 million. The net proceeds of the offerings were applied as follows through December 31, 1998: approximately $163.1 million for the acquisition of other properties and approximately $13.2 million for the repayment of indebtedness. None of such uses of net proceeds represented direct or indirect payments to (i)Trustees or officers of Cabot Trust or their associates, (ii) persons owning 10 percent or more of any class of Cabot Trust's equity securities or (iii) affiliates of Cabot Trust.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

Cabot Trust commenced operations in its current form on February 4, 1998, the completion date of the Formation Transactions and the Offerings described elsewhere herein. Set forth below are selected historical financial and other data for the real estate advisory business of Cabot Partners, and for Cabot Trust. The selected financial data presented below as of December 31, 1997 and 1996 and for the two years in the period ended December 31, 1997 have been derived from the Cabot Partners financial statements that have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their reports included in this report on Form 10-K. This information should be read in conjunction with such financial statements and the notes thereto. The selected financial data presented below as of and for the years ended December 31, 1995 and 1994 for Cabot Partners are derived from Cabot Partners financial statements and the notes thereto not included in this report on Form 10-K which have been audited by Arthur Andersen LLP.

The selected financial data presented below as of and for the year ended December 31, 1998, have been derived from the financial statements of Cabot Trust that have been audited by Arthur Andersen LLP independent public accountants, as indicated in their report included in this report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto included elsewhere within this filing.

                                         CABOT TRUST                              CABOT PARTNERS
                                    ----------------------  ----------------------------------------------------------
                                      AS OF AND FOR THE
                                          YEAR ENDED                         YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------------------
In thousands                         DECEMBER 31, 1998(1)       1997           1996           1995           1994
----------------------------------  ----------------------  -------------  -------------  -------------  -------------
OPERATING DATA
Revenues                             $    102,425           $     9,080    $     7,908    $     6,516    $     4,159
General and administrative expenses         6,815                 7,045          5,888          5,069          4,267
Depreciation and amortization expense      20,913                   977            419            453            474
Net income (loss)(3)                       21,766                 1,058          1,594          1,057           (536)
Net income per share                         1.17
Distributions per share/unit                1,177

BALANCE SHEET DATA
Total assets                         $  1,110,570           $     5,339    $     6,075    $     5,628    $     4,300
Total liabilities                         293,272                   760            485            563            292
Minority interest                         468,311                     -              -              -              -
Total shareholders' equity/partners'      348,987                 4,579          5,590          5,065          4,008
 capital

OTHER DATA
Cash flows provided by (used in):
  Operating activities               $     78,726           $     1,062    $     1,283    $     1,351    $       (12)
  Investing activities                   (398,795)                 (193)           113             (6)            40
  Financing activities                    322,369                (2,069)        (1,069)             -              -
Assets under management (unaudited)(2)        N/A               861,000        979,000        778,000        515,000

(1) Represents activity for the period from the commencement of operations on February 4, 1998 through December 31, 1998.
(2) Based on the estimated fair market value of the managed assets as of the dates indicated.
(3)  Net of minority interest.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The statements regarding Cabot Trust contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Cabot Trust operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Therefore, actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements. Cabot Trust's operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions which affect Cabot Trust's cost of capital also influence operating results.

Introduction

CABOT TRUST

Cabot Trust owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At December 31, 1998, Cabot Trust owned 206 industrial properties, 121 of which properties were acquired in connection with the Formation Transactions described in Notes 1 and 3 to the consolidated financial statements herein, and 84 of which properties were acquired during the period from February 4, 1998 through December 31, 1998 (21 of the 84 properties were identified in the prospectus for Cabot Trust's initial public offering dated January 30, 1998). In addition, Cabot Trust placed one property included within its development program into service in 1998. Cabot Trust was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of the Formation Transactions and Offerings on February 4, 1998, the closing date of Cabot Trust's initial public offering. Cabot Trust had no operations prior to February 4, 1998.

CABOT PARTNERS

Cabot Partners is the real estate advisory and management entity that was the sponsor and organizer of Cabot Trust. Its revenues primarily consisted of asset management and acquisition fees earned under advisory contracts with large institutional investors.

Results of Operations

CABOT TRUST

Since Cabot Trust was formed in October 1997 and did not begin operations until February 4, 1998, the results for the year ended December 31, 1998 represent activity for 331 days (approximately 11 months) only, and no comparison of results to prior periods are available.

Year Ended December 31, 1998
Net income attributable to common shareholders for the year ended December 31, 1998 totaled $21.8 million, or $1.17 per basic and diluted share.

Rental revenues for the year ended December 31, 1998 were $102.4 million, including tenant reimbursements of $13.4 million. Total rental revenue of $74.4 million was generated by the 121 properties still owned as of December 31, 1998, which were also owned as of February 4, 1998, as a result of the Formation Transactions (the "Baseline Properties"), $27.1 million of rental revenue was generated by the 84 properties acquired subsequent to February 4, 1998, and the development property placed into service in 1998 and the remaining $864,000 of rental revenue relates to a property that was sold by Cabot Trust during 1998. The ratio of tenant reimbursements to operating and real estate tax expenses was approximately 73%. Depreciation and amortization related to real estate investments totaled $20.9 million for the year ended December 31, 1998.

Interest and other income included $231,000 of earnings from Cabot Advisors. The remainder of such income consists primarily of interest income earned on Cabot Trust's invested cash balances. Interest expense represents $1.8 million of interest incurred on $48.2 million of mortgage indebtedness outstanding and also includes interest expense of $5.2 million related to borrowings under the Acquisition Facility, net of amounts capitalized to development projects.

CABOT PARTNERS

Years Ended December 31, 1997 and 1996
Revenues, primarily consisting of asset management fees and acquisition fees, increased by $1.2 million for the year ended December 31, 1997, or 14.8%, to $9.1 million as compared to $7.9 million for the year ended December 31, 1996. The increase was due to a $191 million increase in average assets under management for the year ended December 31, 1997, as compared to the year ended December 31, 1996, which resulted in an $850,000 increase in asset management fees. In addition, acquisition fees increased by $262,000 in 1997 as compared to 1996 due to an increase in fee-earning acquisitions of $37 million.

General and administrative expenses increased by $1.2 million for the year ended December 31, 1997, or 19.7%, to $7.0 million as compared to $5.9 million for the year ended December 31, 1996. Compensation expense increases accounted for $798,000, or 6.9%, of the increase. The remainder of the increase was primarily due to higher professional services fees. General and administrative expenses as a percent of revenues for 1997 and 1996 was 77.6% and 74.5%, respectively.

Depreciation and amortization expense increased by $558,000 for the year ended December 31, 1997, to $977,000 due to increased amortization of two advisory contracts terminated during 1997.


CAPITAL RESOURCES AND LIQUIDITY

As a result of the completion of the Offerings in February 1998, Cabot Trust issued 8,625,000 Common Shares to the public and 1,000,000 Common Shares in a private placement of shares. All of the Common Shares were sold at a price of $20.00 per share. The proceeds from the Offerings, net of offering costs, were $176.3 million.

Cabot Trust intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot Trust may also consider preferred and common equity financing when such financing is available on attractive terms.

In March 1998, Cabot L.P. executed the Acquisition Facility, which is a
$325 million unsecured revolving line of credit, with Morgan Guaranty Trust Company of New York as lead agent to a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain restrictions and requirements such as total debt-to-assets, debt service coverage, minimum unencumbered assets to unsecured debt ratios and other limitations. Cabot Trust believes cash flow from operations not distributed to shareholders and unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

In the normal course of operations, as of March 8, 1999, Cabot Trust has purchased approximately $5.4 million of real estate assets in 1999 and has commitments to purchase $71.2 million of additional real estate assets. The completed real estate assets acquisitions were primarily funded through Acquisition Facility borrowings.

As of December 31, 1998, Cabot L.P. had $48.2 million of fixed rate debt secured by properties, $200.0 million of unsecured variable rate borrowings under its Acquisition Facility and a 22% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot Trust's total consolidated debt as a percentage of the market value of outstanding Common Shares and Units (not held by Cabot Trust) plus total debt. In addition, in February 1999, Cabot Trust borrowed $87.6 million, secured by properties, the proceeds of which borrowing were used to repay a portion of the outstanding balance under the Acquisition Facility.

Cabot Trust entered into an interest rate collar arrangement relating to its LIBOR-based Acquisition Facility for a notional amount of $140 million for the period January 1, 1999, through February 15, 1999. The arrangement is intended to result in limiting the variable LIBOR component of Cabot Trust's interest cost on an equivalent amount of borrowings to the range of 5.05% to 6.25% per annum. Cabot Trust has also entered into an interest rate hedge transaction involving the future sale of $100 million of Treasury Securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100 million with a maturity of 10 years. Based on the rate for 10-year Treasury Securities as of close of business on March 8, 1999, the hedge transaction would be settled by Cabot Trust paying $2.1 million, which would have the effect of increasing Cabot Trust's borrowing rate on $100 million of anticipated borrowings by approximately 0.2%. If an offering of the size and maturity contemplated is not completed by the time of, or shortly after, the March 31, 1999 settlement date of the hedge transaction, or if for any other reason the transaction is determined no longer to qualify for hedge accounting treatment, Cabot Trust would be required to record an expense equal to the fair value of the instrument (or the remaining unmatched portion thereof) as of the earlier of the termination date of the instrument or the date of such determination. As of March 8, 1999, the fair value of the instrument and, accordingly, the expense that Cabot Trust would have been required to record was $2.1 million. Such amount changes, in amounts that may be material, as the market price and the related yield (5.261% at March 8, 1999) on 10-year Treasury Securities varies.

Cash and cash equivalents totaled $2.3 million at December 31, 1998. This was the result of $78.7 million of cash generated from operating activities and $322.4 million provided by financing activities, reduced by $398.8 million used for investing activities.

Year 2000

Cabot Trust has assessed its Year 2000 readiness with respect to its internal accounting and information systems. Cabot Trust also has contacted its significant vendors, including banks and software providers, to determine whether those vendors are satisfactorily addressing the Year 2000 problem with respect to the products and services they provide to Cabot Trust. No significant issues or costs of remediation have been identified with respect to such systems or vendors. Cabot Trust has also completed its review of its other internal systems (consisting primarily of property-related systems, such as elevators and heating, ventilation, and air conditioning systems) and has developed a Year 2000 remedial plan to address issues identified in such review, none of which are considered by Cabot Trust to be material. Remediation costs to date have not been material, and Cabot Trust does not expect any significant issues or remediation costs as a result of completion of its remedial plan due to the relatively uncomplicated nature of its real estate assets (industrial properties) and the general nature of its leases, which in many instances provide for the reimbursement of costs from its tenants. Cabot Trust believes that there will be no direct material effects on its operating performance or results of operations from the Year 2000 problem as it relates to Cabot Trust's internal systems and significant vendors. Cabot Trust further believes that adequate alternative service providers will be available to it if any of its vendors experience unexpected difficulties as a result of Year 2000 systems failures and, accordingly, has not established any specific contingency plans in this regard. It is not possible to quantify any potential indirect effects that may result from the lack of Year 2000 readiness on the part of third parties, including tenants, with whom Cabot Trust conducts its business.


INFLATION

Substantially all of the leases of the Properties require the tenant to pay, as additional rent, either all real estate taxes and operating expenses or all increases in real estate taxes and operating expenses over a base amount. In addition, many of such leases provide for fixed or indexed increases (based on the consumer price index or other measures) in base rent. Management believes that inflationary increases in operating expenses will be off-set, in part, by these expense reimbursements and contractual rent increases.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

Cabot Trust is exposed to market risk, primarily from changes in interest rates. To manage the volatility relating to interest rate risk exposure, Cabot Trust enters into interest rate protection agreements which are designed to limit Cabot Trust's exposure to interest rate risk. Cabot Trust does not hold or issue derivative financial instruments for trading purposes.

Certain of Cabot Trust's long-term obligations and interest rate protection agreements are sensitive to changes in interest rates. A hypothetical 100 basis point increase in interest rates would increase the interest expense on outstanding borrowings under the Acquisition Facility by approximately $2 million per year, based on the balance outstanding as of December 31, 1998.

Cabot Trust has entered into a treasury rate lock transaction to hedge a future anticipated debt issuance. The settlement cost or benefit of this arrangement will be reflected as an adjustment to interest expense over the life of the anticipated debt issuance, if this transaction continues to qualify for hedge accounting treatment. Otherwise, the amount paid or received by Cabot Trust to settle this transaction would result in a current period loss or gain recorded in Cabot Trust's consolidated statement of operations. Based on the settlement value of the transaction as of March 8, 1999, Cabot Trust would make a payment of $2.1 million and would record a current period loss in that amount. A hypothetical 10 basis point increase or decrease in interest rates would result in an increase or decrease in the amount payable under this hedge transaction (compared to the value at December 31, 1998) of approximately $800,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------


                         INDEX TO FINANCIAL STATEMENTS

CABOT INDUSTRIAL TRUST
Report of Independent Public Accountants ...............................................   29
Consolidated Balance Sheet as of December 31, 1998 and 1997.............................   30
Consolidated Statement of Operations for the year ended December 31, 1998...............   31
Consolidated Statement of Shareholders' Equity for the year ended December 31, 1998.....   32
Consolidated Statement of Cash Flows for the year ended December 31, 1998...............   33
Notes to Consolidated Financial Statements..............................................   34
Schedule III  Real Estate and Accumulated Depreciation..................................   48


CABOT PARTNERS LIMITED PARTNERSHIP
Report of Independent Public Accountants................................................   54
Balance Sheet as of December 31, 1997 and 1996 .........................................   55
Statements of Operations for the years ended December 31, 1997 and 1996.................   56
Statements of Partners' Capital for the years ended December 31, 1997 and 1996..........   57
Statements of Cash Flows for the years ended December 31, 1997 and 1996.................   58
Notes to Financial Statements...........................................................   59

                   Report of Independent Public Accountants


To the Board of Trustees
 of Cabot Industrial Trust:


We have audited the accompanying consolidated balance sheet of Cabot Industrial Trust and subsidiaries (Cabot Trust), a Maryland real estate investment trust, as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998 (Note 1). These financial statements are the responsibility of Cabot Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabot Industrial Trust and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Boston, Massachusetts                               ARTHUR ANDERSEN LLP
February 9, 1999
(except with respect to the matters
discussed in Note 13, as to which
the date is March 8, 1999).

                            CABOT INDUSTRIAL TRUST

                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                                                  As of December 31,
                                                                               1998                1997
                                                                         --------------       -------------
       ASSETS:

       INVESTMENT IN REAL ESTATE:
       Land                                                              $    199,145         $         -
       Buildings                                                              873,530                   -
       Less:  Accumulated Depreciation                                        (17,290)                  -
                                                                       --------------       -------------
         Net Rental Properties                                              1,055,385                   -
       Properties under Development                                            23,108                   -
                                                                       --------------       -------------
                                                                         $  1,078,493         $         -
                                                                       --------------       -------------

       OTHER ASSETS:
       Cash and Cash Equivalents                                         $      2,301         $         1
       Rents and Other Receivables,
         net of reserve for uncollectible accounts of $312                      2,872                   -
       Deferred Rent Receivable                                                 2,638                   -
       Deferred Lease Acquisition Costs, Net                                   17,362                   -
       Deferred Financing Costs, Net                                            1,255                   -
       Investment in and Advances to Related Party                                582                   -
       Other Assets                                                             5,067               3,480
                                                                       --------------       -------------

       TOTAL ASSETS                                                      $  1,110,570         $     3,481
                                                                       ==============       =============


       LIABILITIES AND SHAREHOLDERS' EQUITY:

       LIABILITIES:
       Mortgage Debt                                                     $     48,206         $         -
       Line of Credit Borrowings                                              200,000                   -
       Accounts Payable                                                           511               2,255
       Accrued Real Estate Taxes                                                7,309                   -
       Distributions Payable                                                   14,134                   -
       Due to Related Party                                                         -               1,225
       Tenant Security Deposits and Prepaid Rents                               4,956                   -
       Other Liabilities                                                       18,156                   -
                                                                       --------------       -------------
                                                                         $    293,272         $     3,480
                                                                       --------------       -------------

       MINORITY INTEREST                                                 $    468,311         $         -
                                                                       --------------       -------------

       COMMITMENTS AND CONTINGENCIES (NOTE 11)

       SHAREHOLDERS' EQUITY:
       Common Shares, $0.01 par value, 150,000,000 shares authorized;
         18,586,764 shares issued and outstanding at December 31, 1998,
         and 50 shares issued and outstanding at December 31, 1997       $        186         $         -
       Paid in Capital                                                        348,912                   1
       Retained Deficit                                                          (111)                  -
                                                                       --------------       -------------

       TOTAL SHAREHOLDERS' EQUITY                                        $    348,987         $         1
                                                                       --------------       -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  1,110,570         $     3,481
                                                                       ==============       =============

 The accompanying notes are in integral part of these consolidated financial statements.

                            CABOT INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except share and per share data)

                                            For the Year Ended
                                            December 31, 1998
                                              (see Note 1)
                                          ---------------------
     REVENUES:
     Rental Income                            $     89,044
     Tenant Reimbursements                          13,381
                                              ------------
                                              $    102,425
                                              ------------
     EXPENSES:
     Property Operating                       $      6,579
     Property Taxes                                 11,843
     Depreciation and Amortization                  20,913
     General and Administrative                      6,815
     Interest                                        7,009
                                              ------------
         Total Expenses                       $     53,159
                                              ------------

     Gain on Sale of Real Estate              $        572
     Interest and Other Income                       1,120
                                              ------------

     Income before Minority Interest          $     50,958
     Expense
     Minority Interest Expense                     (29,192)
                                              ------------

     Net Income                               $     21,766
                                              ============

     Earnings per Share:
       Basic                                  $       1.17
                                              ============

       Diluted                                $       1.17
                                              ============

     Weighted Average Shares:
       Basic                                    18,586,764
                                              ============

       Diluted                                  18,586,764
                                              ============

 The accompanying notes are an integral part of these consolidated financial statements.

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                (in thousands, except share and per share data)


                                                   Common
                                                  Shares of         Common            Capital In          Retained
                                                  Beneficial       Share Par           Excess of           Earnings
                                                   Interest          Value             Par Value           (Deficit)
                                                --------------  ----------------   ----------------       ----------
            Balance, December 31, 1997                    50    $         -        $            1         $        -
            Issuance of Common Shares             18,586,714            186               349,116                  -
            Effect of Unit Transactions                    -              -                  (205)                 -
            Net income                                     -              -                     -             21,766
            Distributions ($1.177 per share)               -              -                     -            (21,877)
                                                --------------  ----------------   ----------------       ----------
            Balance, December 31, 1998            18,586,764    $       186        $      348,912         $     (111)
                                                ==============  ================   ================       ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                            CABOT INDUSTRIAL TRUST

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       (in thousands, except share data)

                                                                                       For the Year Ended
                                                                                       December 31, 1998
                                                                                       (see Note 1)
                                                                                     ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                              $    21,766
  Adjustments to reconcile net income to cash provided by operating activities:
    Minority Interest Expense                                                                  29,192
    Depreciation and Amortization                                                              20,913
    Straight Line Rent                                                                         (2,638)
    Amortization of Deferred Financing Costs                                                      466
    Company's Share of Net Income of Cabot Advisors                                              (231)
    Gain on Sale of Real Estate                                                                  (572)
    Increase in Rents and Other Receivables                                                    (2,872)
    Increase in Accounts Payable                                                                  406
    Increase in Other Assets                                                                   (2,877)
    Increase in Accrued Real Estate Taxes                                                       7,309
    Increase in Tenant Security Deposits and Prepaid Rents                                      4,956
    Increase in Other Liabilities                                                               2,908
                                                                                          -----------
      Net Cash Provided by Operating Activities                                           $    78,726
                                                                                          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Investments in Real Estate                                               $  (376,816)
    Construction-in-Progress                                                                  (19,532)
    Purchases of Lease Acquisition Costs                                                       (3,059)
    Increases in Lease Acquisition Costs                                                       (3,798)
    Improvements to Real Estate                                                                  (458)
    Acquisition Deposits                                                                       (1,579)
    Proceeds from Sale of Real Estate                                                           6,874
    Advances to Management Company                                                               (351)
    Purchases of Furniture, Fixtures and Equipment                                                (76)
                                                                                          -----------
      Net Cash Used in Investing Activities                                               $  (398,795)
                                                                                          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in Deferred Financing Costs                                                  $    (1,721)
    Increase in Other Assets                                                                     (490)
    Debt Principal Repayments                                                                 (14,232)
    Line of Credit Borrowings, net                                                            200,000
    Proceeds from the Issuance of Common Shares, net                                          177,606
    Repurchase of Partnership Units                                                            (1,718)
    Distributions paid to Common Shareholders                                                 (15,836)
    Distributions paid to Minority Interest                                                   (21,240)
                                                                                          -----------
      Net Cash Provided by Financing Activities                                           $   322,369
                                                                                          -----------
        Net Increase in Cash and Cash Equivalents                                         $     2,300
                                                                                          -----------

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                                                         1
                                                                                          -----------

CASH AND CASH EQUIVALENTS-END OF YEAR                                                     $     2,301
                                                                                          ===========

Cash paid for interest, net of amounts capitalized                                        $     5,771
                                                                                          ===========

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    In conjunction with the Offering and Formation Transactions, Cabot Trust assumed $18,413 of indebtedness and issued 33,850,000 Common Shares and Partnership Units in exchange for real estate assets and the advisory business of Cabot Partners valued at $659,021 and $77, respectively.
    In conjunction with the acquisitions of certain real estate, Cabot Trust assumed $44,025 of indebtedness and issued Units valued at $2,268.
    At December 31, 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $7,243, accrued development costs totaled $3,576 and accrued offering costs totaled $1,290.


 The accompanying notes are an integral part of these consolidated financial statements.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31,1998

1.  GENERAL

Organization
Cabot Industrial Trust (Cabot Trust), a Maryland real estate investment trust, was formed on October 10, 1997. Cabot Trust is the managing general partner of a limited partnership, Cabot Industrial Properties, L.P. (Cabot L.P.), and conducts substantially all of its business through Cabot L.P. As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P., and therefore Cabot Trust consolidates the financial results of Cabot L.P. for financial reporting purposes.

Cabot Trust is a fully integrated, internally managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners). Cabot Trust expects to qualify as a real estate investment trust (a REIT) for federal income tax purposes.

Since Cabot Trust was formed on October 10, 1997, and did not begin operations until February 4, 1998 (see The Formation Transactions below), the results for the year ended December 31, 1998, represent activity for 331 days, or approximately 11 months.

Initial Capitalization
The initial capitalization of Cabot Trust consisted of 50 Common Shares of beneficial interest, par value $.01 per share (Common Shares), issued for a total consideration of $1,000. In connection with the Formation Transactions and Offerings (described below), Cabot Trust issued an additional 18,586,714 Common Shares.

The Formation Transactions
On February 4, 1998, under a Contribution Agreement executed by Cabot Trust, Cabot L.P., Cabot Partners, and various other contributors, 122 industrial real estate properties, certain real estate advisory contracts and other assets were
(i) contributed to Cabot L.P. in exchange for Units in Cabot L.P. that may, subject to certain restrictions, be exchanged for common shares of Cabot Trust or (ii) contributed to Cabot Trust in exchange for common shares. The properties contributed to Cabot Trust were concurrently contributed by it to Cabot L.P. in exchange for the number of general partnership Units in Cabot L.P. equal to the number of common shares exchanged for the property.

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the non-voting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot Trust.

At December 31, 1998, Cabot Trust owned 42.7% of Cabot L.P. The remaining 57.3%, which is owned by investors that elected to receive Operating Partnership Units, is considered minority interest.

                            CABOT INDUSTRIAL TRUST

                            December 31, 1998

1.  GENERAL (CONTINUED)

The Offerings
On February 4, 1998, Cabot Trust completed the offering of 8,625,000 Common Shares at an offering price of $20.00 per share. In addition, Cabot Trust issued 1,000,000 Common Shares in a private offering at $20.00 per share (collectively, the Offerings). Cabot Trust contributed the net proceeds of the Offerings to Cabot L.P. in exchange for the number of general partnership interests in Cabot L.P. equal to the number of Common Shares sold in the Offerings.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Cabot Trust, Cabot L.P. and their subsidiaries over which they exercise control. The ownership interest in Cabot L.P. which is not owned by Cabot Trust is reflected as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Real Estate
Investments in real estate are carried at cost, less accumulated depreciation. It is Cabot Trust's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. No impairment adjustments have been made as a result of this review process during 1998.

Investments in real estate are primarily depreciated over 40 years using the straight-line method. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Significant building renovations and improvements that extend the useful life of or improve the assets are capitalized.

Cash Equivalents
Cabot Trust considers all short-term investments with a maturity of three months or less to be cash equivalents.

                            CABOT INDUSTRIAL TRUST

                               DECEMBER 31,1998

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalization of Costs
Cabot Trust has capitalized as deferred costs certain expenditures related to the financing and leasing of its properties. Capitalized loan fees are amortized over the term of the related loans and lease acquisition costs are amortized over the term of the related leases, or the estimated useful life of the improvement, if shorter. Deferred Lease Acquisition Costs and Deferred Financing Costs included in the accompanying consolidated balance sheet are presented net of accumulated amortization totaling $3,487,000 and $466,000, respectively, as of December 31, 1998.

Investment in Cabot Advisors
Cabot Trust's investment in Cabot Advisors is accounted for using the equity method. Under the equity method of accounting, Cabot Trust's pro rata share of Cabot Advisors' income (loss) is recorded as an increase (decrease) in the carrying value of its investment, and any distributions received are recorded as decreases in the carrying value.

Rental Income
All leases are classified as operating leases. Certain leases provide for tenant occupancy during periods for which no rent is due and minimum rent payments that increase during the term of the lease. Cabot Trust records rental income for the full term of each lease on a straight-line basis. The resulting Deferred Rent Receivable represents the amount due from tenants, net of reserves, which Cabot Trust expects to collect over the remaining life of the leases rather than currently. Deferred rental revenue is not recognized for income tax purposes until received.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new statement is effective for fiscal years beginning after June 15, 1999; earlier adoption is allowed. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Cabot Trust is currently evaluating the impact of this Statement and does not anticipate a material effect on its results of operations or financial position resulting from the adoption of SFAS No. 133 due to its relatively limited use of derivative instruments.


3.   ACQUISITIONS OF REAL ESTATE INVESTMENTS

In accordance with generally accepted accounting principles, Cabot Trust has accounted for the Formation Transactions using the purchase method of accounting. As such, the assets acquired and liabilities assumed in connection with the Formation Transactions are recorded at the fair value of the consideration surrendered and liabilities assumed, except for the net assets contributed by Cabot Partners, the sponsor and organizer, which were recorded at their historical

                            CABOT INDUSTRIAL TRUST

                               DECEMBER 31, 1998

3.   ACQUISITIONS OF REAL ESTATE INVESTMENTS (CONTINUED)

cost basis. The acquisition cost was then allocated to all identifiable assets based upon their individual estimated fair market values.

The following is a summary of the acquisition costs recorded in connection with the Formation Transactions:

                                                                               (in 000's)
                                                                              -------------
         Fair value of Cabot Trust's Common Shares and
             Cabot L.P.'s Units, based on the
             February 4, 1998 value of $20 per Share/Unit, issued
             to the contributing investors (except Cabot Partners)               $640,608
         Value of Partnership Units issued to Cabot Partners,
            recorded at carryover historical cost basis                                77
         Mortgage debt assumed                                                     18,413
         Other acquisition costs and liabilities assumed                            8,713
                                                                              ------------
               Total acquisition cost basis                                      $667,811
                                                                              ============

         Acquisition cost basis allocated to:
          Land                                                                   $129,877
          Buildings                                                               525,471
          Lease Acquisition Costs                                                  12,412
                                                                              ------------
          Acquisition cost basis allocated to Real Estate
           as a result of the Formation Transactions                             $667,760
          Acquisition cost basis allocated to Other Net Assets                         51
                                                                              ------------
             Total cost basis allocated                                          $667,811
                                                                              ============

Subsequent to the Formation Transactions, Cabot Trust acquired 84 properties with an aggregate of approximately 9.6 million net rentable square feet. The aggregate purchase price for the 84 properties was $426.2 million, including $44.0 million of debt assumed and issuance of $2.3 million in Units of Cabot L.P.


4.   DEBT FACILITIES

The Acquisition Facility
On March 16, 1998, Cabot L.P. entered into a $325 million unsecured revolving
line of credit (the  Acquisition  Facility).   The  Acquisition  Facility
matures on March 16, 2001, and the interest rate ranges from LIBOR plus 75 basis points to LIBOR plus 125 basis points depending on Cabot L.P.'s loan-to-value ratio. At December 31, 1998, outstanding borrowings under the Acquisition Facility were $200 million and the interest rate was LIBOR plus 100 basis points, or 6.60%. The weighted average coupon interest rate on the Acquisition Facility was 6.58% for the year ended December 31, 1998, including the effect of the interest rate collar arrangements described below. The Acquisition Facility is intended to be used to acquire and develop properties and for working capital purposes.

                            CABOT INDUSTRIAL TRUST

                               DECEMBER 31, 1998

4.   DEBT FACILITIES (CONTINUED

Cabot Trust has entered into an interest rate collar arrangement relating to its LIBOR-based Acquisition Facility for a notional amount of $140 million for the period from January 1, 1999, through February 15, 1999. The arrangement is intended to result in limiting the LIBOR component of Cabot Trust's interest rate on an equivalent amount of borrowings to the range of 5.05% to 6.25% per annum. Similar arrangements in effect during 1998 resulted in interest expense of $47,000. Cabot Trust has also entered into an interest rate hedge transaction, which expires on March 31, 1999, involving the future sale of $100 million of Treasury Securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance with a maturity of 10 years. (See Notes 9 and 13.)

Mortgage Loans
Cabot Trust assumed certain loans in connection with the Formation Transactions and has assumed certain loans in conjunction with subsequent real estate acquisitions (the Mortgage Loans). The Mortgage Loans bear interest at annual coupon rates ranging from 7.95% to 9.67% and are secured by certain of Cabot Trust's properties, with a net book value of $92.6 million as of December 31, 1998. Certain of the debt assumed in conjunction with the acquisition of properties bears a coupon interest rate which differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense recorded in the accompanying consolidated statement of operations is adjusted based on the fair market interest rate at the date of purchase.

Aggregate principal payments on mortgage notes payable at December 31, 1998, for the five years ending December 31 and thereafter are as follows:

                                       (in 000's)
                                       ----------
          1999..........................$ 4,100
          2000..........................  4,165
          2001..........................  1,970
          2002..........................  6,648
          2003..........................  8,774
          Thereafter.................... 22,549

5.  FUTURE MINIMUM RENTS

Future minimum rental receipts due on noncancelable operating leases for Cabot Trust's 206 industrial properties as of December 31, 1998, were as follows:


                                       (in 000's)
                                       ----------
          1999....................... $ 102,913
          2000.......................    87,579
          2001.......................    74,617
          2002.......................    56,279
          2003.......................    39,762
          Thereafter.................    94,594

                            CABOT INDUSTRIAL TRUST

                               DECEMBER 31, 1998

5.  FUTURE MINIMUM RENTS (CONTINUED)

Cabot Trust is subject to the usual business risks associated with the collection of the above-scheduled rents. The above amounts do not include additional rental receipts that will become due as a result of the expense reimbursement and escalation provisions in the leases. In addition, Cabot Trust's minimum future rental receipts related to non-industrial properties total $2.3 million.


6.  INCOME TAXES

Cabot Trust intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, Cabot Trust generally will not be subject to federal income tax if it distributes at least 95% of its taxable income for each tax year to its shareholders. REITs are also subject to a number of organizational and operational requirements. If Cabot Trust fails to qualify as a REIT in any taxable year, Cabot Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if Cabot Trust qualifies for taxation as a REIT, Cabot Trust may be subject to state and local income tax and to federal income tax and excise tax on its undistributed income.


7.  EMPLOYEE BENEFIT PLANS

Cabot Trust has adopted the Cabot Industrial Trust Long Term Incentive Plan (the "Plan") for the purpose of attracting and retaining highly qualified executive officers, Trustees and employees. The Plan is administered by the Executive Compensation Committee of the Board of Trustees, except that the Board of Directors of Cabot Advisors or a committee thereof selects those employees of Cabot Advisors who are eligible for awards under the Plan (in either case, the Administrator). Officers and other employees of Cabot Trust, Cabot L.P. and designated subsidiaries and members of the Board of Trustees who are not employees of Cabot Trust are eligible to participate.

Options are awarded to Trustees or employees of Cabot Trust in the form of Common Shares and to employees of Cabot L.P. or Cabot Advisors in the form of Units. The Plan, at December 31, 1998, authorizes the issuance of up to 4,347,500 Common Shares and Units. The number of Common Shares and Units available may increase each January 1 to an amount equal to 10% of the aggregate number of outstanding Common Shares and Units on such date, and therefore, currently the Plan authorizes the issuance of up to 4,349,047 Common Shares and Units. The Plan provides for the grant of (i) Common Share options intended to qualify as incentive options under Section 422 of the Code, (ii) Common Share options and Unit options not intended to qualify as incentive options under
Section 422 of the Code and (iii) dividend equivalent rights and distribution equivalent rights (collectively "DEUs") which entitle a Participant to be credited with additional Common Share or Unit rights.

                            CABOT INDUSTRIAL TRUST

                               DECEMBER 31, 1998

7.   EMPLOYEE BENEFIT PLANS (CONTINUED)

In connection with the grant of options under the Plan, other than options to Non-employee Trustees, the Administrator determines the terms of the option, including the option exercise price, any vesting requirements and whether a DEU shall be awarded. The Administrator has authority to award options at less than fair market value but at this time has no intention of doing so. The options granted under the Plan during 1998 have ten-year terms and become exercisable in four equal annual installments commencing on the first anniversary of the date of grant, subject to acceleration of vesting upon a change in control of Cabot Trust (as defined in the Plan). DEUs entitle an option holder to an award of additional shares or units with a positive intrinsic value calculated using a formula that is based on the difference, if any, between the annual distribution rate on the Units and Common Shares versus the average dividend rate on stocks included in the S&P 500 index. DEUs vest on the same vesting schedule as the underlying option and entitle the holder to a share or unit at the earlier of the year of exercise, or the year of expiration, of the underlying option. The options granted in 1998 were generally awarded with DEUs, which resulted in compensation expense of approximately $400,000.

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

A summary of Cabot Trust's stock option activity is as follows:

                                                                  1998
                                                ---------------------------------------
                                                                      Weighted Average
                                                  Number of Shares     Exercise Price
---------------------------------------------------------------------------------------
Options outstanding, beginning of year                -                     -
     Granted                                      3,195,015               $20.04
     Exercised                                        -                     -
     Forfeited                                      (68,400)              $20.00
                                                ---------------------------------------

Options outstanding, end of year                  3,126,615               $20.04
                                                =======================================

Distribution Equivalent Units, end of year           89,384               $ -
                                                =======================================
Options exercisable                                   -                     -
                                                =======================================

Options available for grant                       1,131,501                 -
                                                =======================================

                            CABOT INDUSTRIAL TRUST

                               December 31, 1998


7.  Employee Benefit Plans (continued)

A summary of the status of Cabot Trust's stock options at December 31, 1998, is as follows:

                                                                 Options Outstanding
                                        -------------------------------------------------------------------
                                                                   Weighted Average           Weighted
                                                                       Remaining              Average
Range of Exercise Prices                Number of Shares           Contractual Life        Exercise Price
-----------------------------------------------------------------------------------------------------------
$17.00 -  $19.99                             973,015                9.95 years                 $19.76

$20.00                                     2,028,100                9.10 years                 $20.00

$20.01 -  $24.16                             125,500                9.37 years                 $22.90

Pro Forma Stock-based Compensation Expense
In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-based Compensation," which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, Cabot Trust has elected to apply APB Opinion No. 25 to account for its stock-based compensation plans. Accordingly, except for the distribution equivalent units as described above, no compensation cost has been recognized for Cabot Trust's Long Term Incentive Plan as the option prices at the date of grant were equal to market prices. Had compensation cost for awards in 1998 under Cabot Trust's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on Cabot Trust's net income and earnings per share would have been as follows:

                                                           1998
----------------------------------------------------------------------
Net income:
  As reported                                        $ 21,766,000
  Pro forma                                            21,255,000
Basic earnings per share:
  As reported                                        $       1.17
  Pro forma                                                  1.14
Diluted earnings per share:
  As reported                                        $       1.17
  Pro forma                                                  1.14

Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

The weighted average fair value per share of options granted was $2.58 in 1998. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                            CABOT INDUSTRIAL TRUST

                               December 31, 1998

7.  Employee Benefit Plans (continued)
                                                    1998
               -----------------------------------------------
               Expected volatility                 20.66%
               Risk-free interest rate           4.52- 5.60%
               Expected life of options            7 years
               Expected dividend yield              6.2%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because Cabot Trust's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

401(k) Savings Plan
The Cabot Savings Plan 401(k) covers eligible full-time employees of Cabot Trust and its affiliates. Contributions to the plan are made by both the employee and employer. Employer contributions are based on the level of employee contributions. For this plan, Cabot Trust contributed and charged to expense $44,000 in 1998.


8. Earnings per Share

In accordance with SFAS No. 128, "Earnings per Share", basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period subsequent to Cabot Trust's commencement of operations (see Note 1).

Diluted earnings per share have been computed considering the dilutive effect of the exercise of Unit options granted by Cabot L.P. Basic and diluted earnings per share were calculated as follows:
                                                            Period ended
                                                         December 31, 1998
                                                            (see Note 1)
                                                         -----------------
Basic:
Net Income                                                 $ 21,766,000
                                                           ------------
Weighted Average Shares                                      18,586,764
                                                           ------------
Basic Earnings per Share                                   $       1.17
                                                           ============

Diluted:
Net Income                                                 $ 21,766,000
Effect of Unit Options                                          (35,000)
                                                           ------------
Income available to Common Shareholders, as adjusted       $ 21,731,000
                                                           ------------
Weighted Average Shares                                      18,586,764
                                                           ------------
Diluted Earnings per share                                 $       1.17
                                                           ============

                            CABOT INDUSTRIAL TRUST

                               December 31, 1998

9.  Fair Value Of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires Cabot Trust to disclose fair value information for all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the balance sheet. Cabot Trust's financial instruments, other than debt and interest rate protection agreements are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables and accounts payable. The carrying amount of these assets and liabilities in the consolidated balance sheet approximate fair value.

The carrying amount and fair value of Cabot Trust's long-term obligations and off-balance-sheet financial instruments as of December 31, 1998, are as follows:

                                           Carrying Amount     Fair Value
----------------------------------------------------------------------------
                                                        (in 000's)
Long-term obligations:
     Mortgage loans payable                    $(48,206)        $(51,450)

Off-balance-sheet financial instruments:
     Interest rate protection agreements
     (liability)                                   -            $( 6,734)

Cabot Trust's mortgage loans are at fixed rates, which in certain cases differ from borrowing rates currently available to Cabot Trust with similar terms and average maturities. The fair market values of mortgage loans payable were estimated using a valuation technique which discounts expected future cash flows to net present value. Cabot Trust's Acquisition Facility is at a variable rate, which results in a carrying value that approximates its fair value. The fair value of Cabot Trust's interest rate protection agreements is the estimated amount that Cabot Trust would pay if it had terminated the contract as of December 31, 1998, taking into account the change in interest rates and the creditworthiness of the counterparties.


10.  Cabot Advisors

Cabot Advisors is responsible for various activities including management of Cabot Trust's properties and properties on behalf of third parties, as well as providing other real estate related services for third parties. Total management fees earned by Cabot Advisors related to Cabot Trust's properties are included in Property Operating Expenses in the accompanying consolidated statement of operations and amounted to $1,037,000.

                            CABOT INDUSTRIAL TRUST

                               December 31,1998

10.  CABOT ADVISORS (CONTINUED)

Summarized unaudited financial information for Cabot Advisors as of December 31, 1998, and for the year then ended, is as follows:


                                                    As of and for the
                                                 Year Ended December 31, 1998
-----------------------------------------------------------------------------
                                                         (unaudited)
Total assets....................................         $1,103,553
Total revenue...................................         $3,280,664
Net income......................................         $  243,626
Company's share of net income...................         $  231,445

Cabot Advisors commenced operations on February 4, 1998, therefore, the results for the year ended December 31, 1998 represent activity for 331 days, or approximately 11 months. Cabot Trust's share of Cabot Advisors' net income is included in Interest and Other Income in the accompanying consolidated statement of operations.

11.  Commitments And Contingencies

Concentration of Credit Risk
Cabot Trust maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of Cabot Trust believes the risk is not significant.

Environmental
Cabot Trust, as an owner of real estate, is subject to various environmental laws of federal and local governments. All of Cabot Trust's properties were subject to Phase I Environmental Assessments, which consist of, among other things, a visual inspection of the property and its neighborhood and a review of pertinent public records. Compliance by Cabot Trust with existing laws has not had a material adverse effect on Cabot Trust's consolidated financial condition or results of operations and management does not believe it will have such a material adverse effect in the future.

Litigation
Management of Cabot Trust does not believe there is any litigation threatened against it other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, none of which is expected to have a material adverse effect on the consolidated operating results or financial position of Cabot Trust.

                            CABOT INDUSTRIAL TRUST

                               December 31, 1998

11.  Commitments And Contingencies (continued)

Minimum Future Lease Obligations
Minimum future lease obligations under noncancelable operating leases for each of the next five years ending December 31 and thereafter are as follows:

         1999.................................  $  588,000
         2000.................................     596,000
         2001.................................     590,000
         Thereafter...........................        -
                                                ----------
                                                $1,774,000

Cabot Trust incurred rental expense of $192,000 for the year ended December 31, 1998. In addition, Cabot Advisors incurred rental expense of $181,000 for the year ended December 31, 1998. Cabot Trust's only significant leases are for its office space. The leases provide for the payment of base rent and reimbursement of operating expenses and real estate taxes over stated base amounts.

Employment Agreements

Senior executives have entered into employment agreements with Cabot Trust and Cabot L.P. Agreements with three of the senior executives are for an initial term of three years, and each year the term automatically extends an additional year unless terminated in advance. Agreements with four other senior executives are for an initial term of two years, and each year the term automatically extends an additional year unless terminated in advance. Each agreement provides for annual base compensation in amounts ranging from $175,000 to $265,000 ($1,385,000 in the aggregate in 1998) and an annual cash bonus to be determined by the Board of Trustees or the Executive Compensation Committee. The base annual compensation may be increased in subsequent years by action of the Board of Trustees or the Executive Compensation Committee. Each of the employment agreements provides for severance payments in the event of a change in control of Cabot Trust equal to three times the sum of the current base salary and the annual bonus paid for the preceding year and also provides for tax reimbursements in certain circumstances.

Severance Agreements

On December 17, 1998, Cabot Trust's Board of Trustees approved a retention and severance plan covering all full-time employees of Cabot Trust and its affiliates not covered by employment agreements which will provide for six to twenty-one months of compensation to be paid, under certain circumstances, in the event of a change in control.

As of December 31, 1998, total costs payable under the employment and severance agreements covering senior executives and other employees in the event of a change in control approximated $11 million.

                            CABOT INDUSTRIAL TRUST

                               DECEMBER 31,1998

11.  Commitments And Contingencies (continued)

Shareholder Rights Plan

On June 11, 1998, the Board of Trustees adopted a Rights Agreement and declared a dividend of one preferred share purchase right (a "Right") for each outstanding Common Share to be distributed to all holders of record of the Common Shares on June 15, 1998. In addition, Rights will be issued with each Common Share to be issued in the future. Each Right entitles the registered holder to purchase one one-hundredth of a Series A Junior Participating Preferred Share for an exercise price of $85, subject to adjustment as provided in the Rights Agreement. The Rights will generally be exercisable only if a person or group acquires or announces a tender offer for 15% or more of the Common Shares. Under certain circumstances, upon a shareholder acquisition of 15% or more of the Common Shares, each Right will entitle the holder to purchase, at the Right's then-current exercise price, a number of Common Shares having a market value of twice the Right's exercise price. The acquisition of Cabot Trust pursuant to certain mergers or other business transactions will entitle each holder of a Right to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Right's exercise price. The Rights held by certain 15% shareholders will not be exercisable. The Rights will expire on June 11, 2008, unless the expiration date of the Rights is extended, and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.

12.  Supplementary Quarterly Data

                                             (Unaudited, in 000's)
                                   March 31, 1998(1)   June 30, 1998   September 30, 1998  December 31, 1998
-------------------------------------------------------------------------------------------------------------
Rental income                              $14,733            $26,159             $28,417             $33,116
Gain on sale of real estate                      -                  -                   -                 572
Net income                                   3,478              6,081               6,001               6,206
Earnings per share, basic                      .19                .33                 .32                 .33
Earnings per share, diluted                    .19                .33                 .32                 .33

(1) Since Cabot Trust did not begin operations until February 4, 1998, the results for the quarter ended March 31, 1998, represent activity for 56 days only.


13.  Subsequent Events

In February 1999, Cabot L.P. borrowed $87.6 million secured by properties with a net book value of approximately $130 million. The borrowing has a fixed interest rate of 7.25% per annum and a 10-year term. Monthly installments of principal and interest are due based on a 25-year amortization rate, and any remaining balance outstanding is due at the end of the 10-year term. This borrowing is subject to various customary covenants.

                            CABOT INDUSTRIAL TRUST

                               DECEMBER 31,1998


13.  Subsequent Events (continued)

The proceeds from the borrowing were used to repay a portion of the balance outstanding under the Acquisition Facility.

Subsequent to December 31, 1998, Cabot Trust acquired the following industrial properties, which acquisitions were funded primarily through proceeds from the Acquisition Facility:

     Property Location          Building Type          Square Feet     Acquisition Cost
     -----------------          -------------          -----------     ----------------
     Farmers Branch, TX     Multitenant Distribution        82,756          $3,250,000
     Carrollton, TX         Workspace                       56,531           2,180,000

In addition, as of March 8, 1999, Cabot Trust has entered into separate agreements to acquire 33 additional industrial properties with an estimated acquisition cost of $71.2 million.

                            CABOT INDUSTRIAL TRUST
            SCHEDULE III - REAL ESTATE AND ACCUMILATED DEPRECIATION
                               DECEMBER 31, 1998
                            (dollar amounts 000's)

                                                                                                              Cost Capitalized
                                                                                     Initial Cost         Subsequent to Acquisition
                                                                                  ----------------------  -------------------------
                          Number of                                                        Buildings and             Buildings and
Property Name(s)          Buildings  Location              Encumbrances           Land     Improvements     Land     Improvements
----------------          ---------  --------              ------------           ----     -------------    ----     -------------
North 104th Avenue            1      Tolleson, AZ               $     -       $    651          $  6,476    $  -            $    3
North 47th Avenue             1      Phoenix, AZ                      -            471             3,675       -                 -
South 55th Avenue             1      Phoenix, AZ                      -            334             1,953       -                31
South 63rd Avenue             1      Phoenix, AZ                      -            528             4,471       -                 -
South 84th Avenue             1      Tolleson, AZ                     -            553             6,067       -                 -
West Van Buren                1      Tolleson, AZ                     -            475             6,224       -                 -
South 41st Avenue             2      Phoenix, AZ                  8,561          1,261            10,524       -                 -
South 49th Avenue             1      Phoenix, AZ                  2,463            787             3,069       -                 -
44th Avenue                   1      Phoenix, AZ                      -            575             3,629       -               121
South 9th Street              1      Phoenix, AZ                  2,968          1,394             5,709       -                 -
South 39th Avenue             1      Phoenix, AZ                  4,663            550             7,606       -                 -
South 40th Avenue             2      Phoenix, AZ                  3,703          1,036             7,474       -                 -
South 53rd Avenue             1      Phoenix, AZ                  2,426            226             3,667       -                 -
South 40th Avenue             1      Phoenix, AZ                      -          1,131             5,680       -                 -
East Encanto Drive            1      Tempe, AZ                      957            460             2,906       -                 -
West Alameda Drive            4      Tempe, AZ                        -          1,000             4,572       -                 -
South Priest Drive            1      Tempe, AZ                        -            813             3,140       -               147
DeForest Circle               1      Mira Loma, CA                    -          1,870             7,794       -                 -
Santa Anita Avenue            1      Rancho Cucamonga, CA             -          1,641             6,093       -                 -
East Jurupa Street            1      Ontario, CA                      -          1,256             2,702       -                24
South Rockefeller Avenue      1      Ontario, CA                      -          1,259             4,249       -                 -
South Vintage Avenue          2      Ontario, CA                      -          4,026            12,031       -                 -
Vintage Avenue                1      Ontario, CA                      -          2,139             7,224       -                 -
San Fernando Road             1      Sun Valley, CA                   -          2,612             7,118       -                 -
Rowland Street                1      City of Industry, CA             -          2,000             6,102       -               165
East Dyer Road                1      Santa Ana, CA                    -          8,160             6,172       -                 -

                                   Gross Amount Carried
                                  as of December 31, 1998
                                  -----------------------
                                                                                            Date                       Depreciable
                                            Buildings and               Accumulated     Constructed/           Date       Lives
Property Name(s)                  Land      Improvements      Total(1)  Depreciation      Renovated          Acquired   in Years
----------------                  ----      -------------     --------  ------------      ---------          --------   --------
North 104th Avenue            $    651           $  6,479  $    7,130       $   (146)           1995         02/04/98      10-40
North 47th Avenue                  471              3,675       4,146            (88)           1986         02/04/98      10-40
South 55th Avenue                  334              1,984       2,318            (35)           1986         02/04/98      10-40
South 63rd Avenue                  528              4,471       4,999           (102)           1990         02/04/98      10-40
South 84th Avenue                  553              6,067       6,620           (141)           1989         02/04/98      10-40
West Van Buren                     475              6,224       6,699           (123)           1997         03/16/98      10-40
South 41st Avenue                1,261             10,524      11,785            (73)           1985         09/22/98      10-40
South 49th Avenue                  787              3,069       3,856            (22)           1989         09/22/98      10-40
44th Avenue                        575              3,750       4,325            (77)           1997         03/16/98      10-40
South 9th Street                 1,394              5,709       7,103            (84)           1983         06/30/98      10-40
South 39th Avenue                  550              7,606       8,156            (51)           1989         09/22/98      10-40
South 40th Avenue                1,036              7,474       8,510            (50)           1990         09/22/98      10-40
South 53rd Avenue                  226              3,667       3,893            (25)           1987         09/22/98      10-40
South 40th Avenue                1,131              5,680       6,811              0            1987         12/29/98      10-40
East Encanto Drive                 460              2,906       3,366            (57)           1990         03/17/98      10-40
West Alameda Drive               1,000              4,572       5,572            (32)           1984         09/21/98      10-40
South Priest Drive                 813              3,287       4,100            (23)           1998         09/21/98      10-40
DeForest Circle                  1,870              7,794       9,664           (170)           1992         02/06/98      10-40
Santa Anita Avenue               1,641              6,093       7,734           (149)           1988         02/04/98      10-40
East Jurupa Street               1,256              2,726       3,982            (80)           1986         02/04/98      10-40
South Rockefeller Avenue         1,259              4,249       5,508           (109)           1986         02/04/98      10-40
South Vintage Avenue             4,026             12,031      16,057           (308)           1986         02/04/98      10-40
Vintage Avenue                   2,139              7,224       9,363           (170)           1988         02/04/98      10-40
San Fernando Road                2,612              7,118       9,730           (130)           1980         04/07/98      10-40
Rowland Street                   2,000              6,267       8,267            (45)           1998         09/01/98      10-40
East Dyer Road                   8,160              6,172      14,332           (138)      1954/1965         02/04/98      10-40

                            CABOT INDUSTRIAL TRUST
      Schedule III - Real Estate and Accumulated Depreciation (continued)
                               December 31, 1998
                            (dollar amounts 000's)


                                                                                                          Costs Capitalized
                                                                                                            Subsequent to
                                                                                 Initial Cost                Acquisition
                                                                              -------------------------  -------------------
                                                                                             Buildings            Buildings
                          Number of                                                            and                   and
Property Name(s)          Buildings      Location              Encumbrances       Land     Improvements   Land  Improvements
----------------          ---------      --------              ------------      ------    ------------  ------ -------------
Industry Circle                1         La Mirada, CA                    -      1,802         3,325          -             -
East Santa Ana Street          2         Ontario, CA                  1,272      1,230         5,190          -             -
Jersey Court                   1         Rancho Cucamonga, CA             -        736         2,420          -             -
12th Street                    1         Chino, CA                        -        889         3,170          -             -
West Rincon Street             1         Corona, CA                       -      1,955         6,318          -             -
Artesia Avenue                 2         Fullerton, CA                    -      1,186         3,208          -             -
Commonwealth Avenue            1         Fullerton, CA                    -        640         1,333          -             -
East Howell Avenue             2         Anaheim, CA                      -      1,382         3,242          -             -
Kovacs Lane                    1         Huntington Beach, CA             -      1,750         6,243          -             -
Anza Drive                     3         Valencia, CA                     -        588         1,460          -             -
Royal Avenue                   1         Simi Valley, CA                  -        443         1,320          -             -
Union Place                    2         Simi Valley, CA                  -        915         4,032          -             6
Dornoch Court                  1         San Diego, CA                    -      1,870         9,030          -             -
Avenida Encinas                2         Carlsbad, CA                     -      3,675         9,900          -             -
Airway Road                    2         Otay Mesa, CA                    -      1,301         6,460          -             -
Reed Avenue                    2         West Sacramento, CA              -      1,837         5,843          -             -
Huntwood Avenue                1         Hayward, CA                      -        880         3,587          -             -
Brisbane Industrial Park      14         Brisbane, CA                     -     10,007        15,220          -             5
Pepes Farm Road                1         Milford, CT                      -      1,637         6,533          -             -
Landstreet Road,
 Building 1                    1         Orlando, FL                      -      1,340        13,221          -             2
Kingspointe Parkway            1         Orlando, FL                      -        600         2,791          -             3
Orlando Central Park           6         Orlando, FL                      -      7,083        31,176          -           113
Exchange Drive                 1         Orlando, FL                      -        400         3,270          -            14
Boggy Creek Road               2         Orlando, FL                      -        649         4,939          -             -
Landstreet Road                2         Orlando, FL                      -        649         4,817          -             -
Boggy Creek Road,
 Building 3                    1         Orlando, FL                      -        345         1,802          -             -
Highway 316                    1         Dacula, GA                       -      1,279        10,424          -             -

                               Gross Amount Carried
                              as of December 31, 1998                                 Date                     Desirable
                            ---------------------------
                                         Buildings and               Accumulated     Constructed/        Date      Lives
Property Name(s)               Land      Improvements    Total(1)    Depreciation     Renovated        Acquired   in Years
----------------              -----     ---------------  --------   -------------   ------------     ---------- ----------
Industry Circle               1,802          3,325         5,127         (17)           1966          10/21/98    10-40
East Santa Ana Street         1,230          5,190         6,420         (80)           1990          05/20/98    10-40
Jersey Court                    736          2,420         3,156         (21)           1989          09/30/98    10-40
12th Street                     889          3,170         4,059         (25)           1990          09/30/98    10-40
West Rincon Street            1,955          6,318         8,273         (47)           1986          09/30/98    10-40
Artesia Avenue                1,186          3,208         4,394         (73)           1991          02/04/98    10-40
Commonwealth Avenue             640          1,333         1,973         (30)           1965          02/04/98    10-40
East Howell Avenue            1,382          3,242         4,624         (75)           1968          02/04/98    10-40
Kovacs Lane                   1,750          6,243         7,993         (84)           1988          06/17/98    10-40
Anza Drive                      588          1,460         2,048         (20)           1990          06/29/98    10-40
Royal Avenue                    443          1,320         1,763         (18)           1988          06/29/98    10-40
Union Place                     915          4,038         4,953         (55)           1985          06/29/98    10-40
Dornoch Court                 1,870          9,030        10,900        (197)           1988          02/06/98    10-40
Avenida Encinas               3,675          9,900        13,575        (225)           1972          02/04/98    10-40
Airway Road                   1,301          6,460         7,761        (101)           1996          05/08/98    10-40
Reed Avenue                   1,837          5,843         7,680        (133)           1988          02/04/98    10-40
Huntwood Avenue                 880          3,587         4,467         (90)           1982          02/04/98    10-40
Brisbane Industrial Park     10,007         15,225        25,232        (350)           1968          02/04/98    10-40
Pepes Farm Road               1,637          6,533         8,170        (149)           1980          02/04/98    10-40
Landstreet Road,
 Building 1                   1,340         13,223        14,563        (301)           1997          02/04/98    10-40
Kingspointe Parkway             600          2,794         3,394         (64)           1991          02/04/98    10-40
Orlando Central Park          7,083         31,289        38,372        (747)           1983          02/04/98    10-40
Exchange Drive                  400          3,284         3,684         (36)           1979          07/30/98    10-40
Boggy Creek Road                649          4,939         5,588        (111)           1992          02/13/98    10-40
Landstreet Road                 649          4,817         5,466        (102)           1997          02/13/98    10-40
Boggy Creek Road,
 Building 3                     345          1,802         2,147           0            1998          03/04/98    10-40
Highway 316                   1,279         10,424        11,703        (228)           1989          02/06/98    10-40

                            CABOT INDUSTRIAL TRUST
         Schedule III - Real and Accumulated Depreciation (continued)
                               December 31, 1998
                            (dollar amounts 000's)

                                                                                                                     Costs
                                                                                                                  Capitalized
                                                                                                                   Subsequent
                                                                                   Initial Cost                   to Acqusition
                                                                               -----------------------           ---------------
                              Number of                                                 Buildings and             Buildings and
Property Name(s)              Buildings     Location           Encumbrances    Land     Improvements      Land    Improvements
----------------              ---------     --------           ------------    ----    ---------------    ----   ---------------
Westgate Parkway                  1         Fulton County, GA             -   1,619          4,782           -             2
Atlanta Industrial Drive          1         Atlanta, GA                   -   1,032          2,999           -            14
Westpark Drive                    2         Fulton County, GA             -   1,404          7,065           -             -
Cobb International Place          2         Kennesaw, GA                  -     750          4,605           -             2
South Royal Drive                 3         Tucker, GA                    -   1,125          4,426           -             -
Town Park Drive                   2         Kennesaw, GA                  -   1,089          4,716           -             3
Ambassador Road                   1         Naperville, IL                -   1,060          6,738           -           101
Arthur Avenue                     1         Elk Grove, IL                 -     747          5,877           -             -
Harvester Drive                   1         Chicago, IL                   -     763          6,358           -             -
Mark Street                       1         Wood Dale, IL                 -   1,570          7,541           -             -
Remington Street                  1         Bolingbrook, IL               -     980          7,544           -             -
West 73rd Street                  3         Bedford Park, IL              -   2,540         20,809           -             6
North Raddant Road                1         Batavia, IL                   -     931          5,977           -             -
High Grove Lane                   1         Naperville, IL                -     800          3,156           -             -
Medinah Road                      2         Chicago, IL                   -   2,936         17,471           -             -
Western Avenue                    1         Lisle, IL                     -     700          2,241           -             -
Swenson Avenue                    1         St. Charles, IL               -     650          2,479           -             -
Feehanville Drive                 1         Mount Prospect, IL            -   1,043          3,819           -             -
Business Center,
 Building 1                       1         Mount Prospect, IL            -     757          2,867           -             -
Tower Lane                        1         Bensenville, IL               -     740          4,040           -             1
Business Center,
 Building 2                       1         Mount Prospect, IL            -   1,456          5,250           -             -
North State Rd. #9                1         Howe, IN                      -     239          6,583           -            32
Holton Drive                      1         Independence, KY              -   2,100          8,244           -             -
International Way                 1         Hebron, KY                    -     663          4,897           -             -
Empire Drive                      1         Florence, KY                  -     403          2,563           -             -
Spiral Drive                      2         Florence, KY                  -     317          3,734           -             -
Airport Exchange Drive            1         Erlanger, KY                  -     744          3,769           -             -

                              Gross Amount Carried
                             as of December 31, 1998                                           Date                  Depreciable
                             ------------------------
                                        Buildings and                      Accumulated      Constructed/      Date      Lives
Property Name(s)             Land       Improvements        Total(1)       Depreciation      Renovated      Acquired   in Years
----------------             ----      --------------       --------       ------------     ------------    -------- -------------
Westgate Parkway             1,619          4,784             6,403            (109)           1988         02/04/98     10-40
Atlanta Industrial Drive     1,032          3,013             4,045             (29)           1986         09/11/98     10-40
Westpark Drive               1,404          7,065             8,469             (59)           1981         09/08/98     10-40
Cobb International Place       750          4,607             5,357             (91)           1996         03/13/98     10-40
South Royal Drive            1,125          4,426             5,551             (94)           1987         02/27/98     10-40
Town Park Drive              1,089          4,719             5,808             (73)           1995         03/31/98     10-40
Ambassador Road              1,060          6,839             7,899            (153)           1996         02/04/98     10-40
Arthur Avenue                  747          5,877             6,624            (103)           1978         02/04/98     10-40
Harvester Drive                763          6,358             7,121            (145)           1974         02/04/98     10-40
Mark Street                  1,570          7,541             9,111            (144)           1985         02/04/98     10-40
Remington Street               980          7,544             8,524            (171)           1996         02/04/98     10-40
West 73rd Street             2,540         20,815            23,355            (433)           1982         02/04/98     10-40
North Raddant Road             931          5,977             6,908             (58)           1991         08/31/98     10-40
High Grove Lane                800          3,156             3,956             (71)           1994         02/04/98     10-40
Medinah Road                 2,936         17,471            20,407            (400)           1986         02/04/98     10-40
Western Avenue                 700          2,241             2,941             (51)      1979/1985         02/04/98     10-40
Swenson Avenue                 650          2,479             3,129             (18)           1988         09/24/98     10-40
Feehanville Drive            1,043          3,819             4,862             (73)           1987         03/31/98     10-40
Business Center,
 Building 1                    757          2,867             3,624             (44)           1985         05/26/98     10-40
Tower Lane                     740          4,041             4,781             (49)           1977         07/14/98     10-40
Business Center,
 Building 2                  1,456          5,250             6,706             (27)           1989         10/16/98     10-40
North State Rd. #9             239          6,615             6,854            (151)           1988         02/04/98     10-40
Holton Drive                 2,100          8,244            10,344            (188)           1996         02/04/98     10-40
International Way              663          4,897             5,560            (112)           1990         02/04/98     10-40
Empire Drive                   403          2,563             2,966             (63)           1991         02/04/98     10-40
Spiral Drive                   317          3,734             4,051             (66)           1988         03/19/98     10-40
Airport Exchange Drive         744          3,769             4,513             (27)           1997         09/18/98     10-40

                            CABOT INDUSTRIAL TRUST
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                               DECEMBER 31, 1998
                            (dollar amounts 000's)

                                                                                                              Cost Capitalized
                                                                                     Initial Cost         Subsequent to Acquisition
                                                                                  ----------------------  -------------------------
                          Number of                                                        Buildings and             Buildings and
Property Name(s)          Buildings  Location              Encumbrances           Land     Improvements     Land     Improvements
----------------          ---------  --------              ------------           ----     -------------    ----     -------------
First Avenue                      1  Needham, MA                      -          2,530             4,123       -                 -
John Hancock Road                 1  Taunton, MA                  1,510            257             1,872       -                 -
Technology Drive                  1  Auburn, MA                       -            663             1,269       -                 -
Oceano Avenue                     1  Jessup, MD                       -          1,629             7,862       -                 -
Tar Bay Drive                     1  Jessup, MD                       -          1,415             6,475       -                 -
Port Capital Drive                1  Jessup, MD                   1,307            900             4,106       -                 -
The Crysen Center                 2  Jessup, MD                       -          1,365             5,454       -                 -
Guilford Road                     1  Annapolis Junction, MD           -          1,123             4,718       -                 -
Bristol Court                     1  Jessup, MD                       -            785             3,132       -                 -
West Nursery Road                 2  Linthicum, MD                3,504          1,019             6,749       -                 -
Fontana Lane                      2  Baltimore, MD                4,531            915             5,771       -                 -
Sysco Court                       1  Grand Rapids, MI             2,038            354             1,788       -                 -
Woodale Drive                     4  Mounds View, MN                  -          2,835            17,455       -                 -
Industrial Drive South            1  Gluckstadt, MS                   -            320             5,697       -                 -
Reames Road                       1  Charlotte, NC                    -            365             2,922       -                21
Old Charlotte Highway             1  Monroe, NC                       -            833             4,196       -                 -
Airport Road                      1  Monroe, NC                       -            555             2,793       -                 -
Birch Creek Road                  1  Bridgeport, NJ                   -            862             6,900       -                 -
Herrod Boulevard                  1  South Brunswick, NJ              -          2,600            15,289       -                 -
Pierce Street                     1  Franklin Township, NJ            -          1,400             6,716       -                 -
South Middlesex Avenue            2  Cranbury, NJ                     -          2,700            12,532       -                 -
Colony Road                       2  Port Jersey, NJ                  -          2,816            10,266       -                 -
Industrial Drive                  3  Port Jersey, NJ                  -          3,024            13,298       -                 -
Port Jersey Boulevard             2  Port Jersey, NJ                  -          5,493            18,974       -                 -
Pulaski Boulevard                 1  Port Jersey, NJ                  -          1,769             5,572       -                 -
Memorial Drive                    1  Franklin Township, NJ            -          1,859             4,844       -                 -
New England Avenue                1  Piscataway, NJ                   -          1,350             2,423       -                 -

                               Gross Amount Carried
                              as of December 31, 1998
                              -----------------------
                                                                                        Date                       Depreciable
                                        Buildings and               Accumulated     Constructed/           DATE       Lives
Property Name(s)              Land      Improvements      Total(1)  Depreciation      Renovated          Acquired   in Years
----------------              ----      -------------     --------  ------------      ---------          --------   --------
First Avenue                 2,530              4,123       6,653           (94)      1961/1992          02/04/98      10-40
John Hancock Road              257              1,872       2,129           (41)         1986            02/04/98      10-40
Technology Drive               663              1,269       1,932           (29)         1973            02/04/98      10-40
Oceano Avenue                1,629              7,862       9,491          (180)         1987            02/04/98      10-40
Tar Bay Drive                1,415              6,475       7,890          (148)         1990            02/04/98      10-40
Port Capital Drive             900              4,106       5,006           (42)         1974            08/06/98      10-40
The Crysen Center            1,365              5,454       6,819          (118)         1985            02/04/98      10-40
Guilford Road                1,123              4,718       5,841           (50)         1989            08/03/98      10-40
Bristol Court                  785              3,132       3,917           (37)         1988            08/03/98      10-40
West Nursery Road            1,019              6,749       7,768           (50)         1989            08/03/98      10-40
Fontana Lane                   915              5,771       6,686           (57)         1988            08/03/98      10-40
Sysco Court                    354              1,788       2,142           (40)         1985            02/04/98      10-40
Woodale Drive                2,835             17,455      20,290          (347)         1992            03/31/98      10-40
Industrial Drive South         320              5,697       6,017          (130)         1988            02/04/98      10-40
Reames Road                    365              2,943       3,308           (67)         1994            02/04/98      10-40
Old Charlotte Highway          833              4,196       5,029           (96)      1957/1972          02/04/98      10-40
Airport Road                   555              2,793       3,348           (64)      1957/1972          02/04/98      10-40
Birch Creek Road               862              6,900       7,762          (176)      1991/1997          02/04/98      10-40
Herrod Boulevard             2,600             15,289      17,889          (350)         1989            02/04/98      10-40
Pierce Street                1,400              6,716       8,116          (153)         1984            02/04/98      10-40
South Middlesex Avenue       2,700             12,532      15,232          (286)         1989            02/04/98      10-40
Colony Road                  2,816             10,266      13,082          (239)         1976            02/04/98      10-40
Industrial Drive             3,024             13,298      16,322          (310)         1976            02/04/98      10-40
Port Jersey Boulevard        5,493             18,974      24,467          (453)      1974/1982          02/04/98      10-40
Pulaski Boulevard            1,769              5,572       7,341          (145)         1974            02/04/98      10-40
Memorial Drive               1,859              4,844       6,703          (106)         1988            02/04/98      10-40
New England Avenue           1,350              2,423       3,773           (36)      1975/1995          06/26/98      10-40

                            CABOT INDUSTRIAL TRUST
      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                               DECEMBER 31, 1998
                            (dollar amounts 000's)

                                                                                                               Costs Capitalized
                                                                                       Initial Cost        Subsequent to Acquisition
                                                                                   ----------------------  -------------------------
                              Number of                                                     Buildings and             Buildings and
Property Name(s)              Buildings     Location               Encumbrances      Land    Improvements     Land     Improvements
---------------               ---------     --------               -----------       ----    ------------     ----     ------------
Equity Drive                      2         Columbus, OH                  -          1,854        7,301          -          91
Westbelt Drive                    2         Columbus, OH                  -          1,849       12,301          -           6
Dividend Drive                    1         Columbus, OH                  -            449        3,712          -           -
International Street              1         Columbus, OH                  -            517        2,657          -           -
Port Road                         2         Franklin County, OH           -          1,402       10,085          -           -
Twin Creek Drive                  1         Columbus, OH                  -            702        3,416          -           -
International Road                2         Cincinnati, OH                -          2,041        9,833          -           -
Kingsley Drive                    2         Cincinnati, OH                -          2,766        9,519          -           8
Lake Forest Drive                 2         Blue Ash, OH                  -          2,320        9,482          -           -
Creek Road                        1         Blue Ash, OH                  -            902        2,790          -           -
Brackbill Blvd                    2         Mechanicsburg, PA         6,870          3,722       14,226          -           -
Cumberland Parkway                1         Harrisburg, PA                -          1,851       11,317          -           -
Ritter Road                       1         Mechanicsburg, PA         1,433            332        1,934          -           -
Pilot Drive                       1         Memphis, TN                   -          1,364        6,231          -           -
Airline Drive                     2         Coppell, TX                   -          1,012        5,999          -           -
DFW Trade Center                  3         Grapevine, TX                 -          5,273       45,755          -         141
Luna Road                         1         Carrollton, TX                -          1,020        6,097          -           -
113th Street                      1         Arlington, TX                 -            506        2,055          -           -
North Lake Drive                  1         Coppell, TX                   -          1,165        4,914          -           -
10th Street                       2         Plano, TX                     -          1,677        6,532          -           -
Diplomat Drive, Building 1        1         Farmers Branch, TX            -            110        2,456          -           -
Oakville Industrial Park          6         Alexandria, VA                -          5,720       13,736          -           -
Nokes Boulevard                   1         Sterling, VA                  -          1,344        4,799          -           -
Kent West Corporate Park II       1         Kent, WA                      -          2,528        9,256          -          17
Kent West Corporate Park I        4         Kent, WA                      -          1,549        5,691          -          10
                                ---                                 -------       --------     --------    -------      ------
                                206                                 $48,206       $199,145     $872,441    $     -      $1,089

                                   Gross Amount Carried
                                  as of December 31, 1998                                      Date                 Depreciable
                                ---------------------------
                                             Buildings and                   Accumulated   Constructed/     Date       Lives
Property Name(s)                    Land     Improvements     Total(1)       Depreciation   Renovated     Acquired    In Years
---------------                  --------    -------------  ----------       ------------   ---------     --------    --------
Equity Drive                        1,854        7,392           9,246            (166)        1980       02/04/98      10-40
Westbelt Drive                      1,849       12,307          14,156            (294)        1979       02/04/98      10-40
Dividend Drive                        449        3,712           4,161             (87)        1980       02/04/98      10-40
International Street                  517        2,657           3,174             (61)        1988       02/04/98      10-40
Port Road                           1,402       10,085          11,487            (238)        1995       02/04/98      10-40
Twin Creek Drive                      702        3,416           4,118             (78)        1989       02/04/98      10-40
International Road                  2,041        9,833          11,874            (247)        1990       02/04/98      10-40
Kingsley Drive                      2,766        9,527          12,293            (150)        1981       06/09/98      10-40
Lake Forest Drive                   2,320        9,482          11,802            (246)        1978       02/04/98      10-40
Creek Road                            902        2,790           3,692             (73)        1983       02/04/98      10-40
Brackbill Blvd                      3,722       14,226          17,948            (349)        1984       02/17/98      10-40
Cumberland Parkway                  1,851       11,317          13,168            (248)        1992       02/06/98      10-40
Ritter Road                           332        1,934           2,266             (43)        1986       02/04/98      10-40
Pilot Drive                         1,364        6,231           7,595            (143)        1987       02/04/98      10-40
Airline Drive                       1,012        5,999           7,011            (137)        1990       02/04/98      10-40
DFW Trade Center                    5,273       45,896          51,169            (964)        1996       02/04/98      10-40
Luna Road                           1,020        6,097           7,117            (139)        1997       02/04/98      10-40
113th Street                          506        2,055           2,561             (47)        1979       02/04/98      10-40
North Lake Drive                    1,165        4,914           6,079            (122)        1982       02/04/98      10-40
10th Street                         1,677        6,532           8,209             (91)        1997       06/10/98      10-40
Diplomat Drive, Building 1            110        2,456           2,566             (56)        1997       02/04/98      10-40
Oakville Industrial Park            5,720       13,736          19,456            (316)        1955       02/04/98      10-40
Nokes Boulevard                     1,344        4,799           6,143               0         1998       12/15/98      10-40
Kent West Corporate Park II         2,528        9,273          11,801            (212)        1989       02/04/98      10-40
Kent West Corporate Park I          1,549        5,701           7,250            (130)        1989       02/04/98      10-40
                                 --------     --------      ----------        --------
                                 $199,145     $873,530      $1,072,675        $(17,290)

(1) The aggregate cost for federal income tax purposes as of December 31, 1998 was approximately $1,057 million.

                            CABOT INDUSTRIAL TRUST
     SCHEDULT III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                               DECEMBER 31, 1998


                         RECONCILIATION OF REAL ESTATE

The changes in total investment in real estate assets for the year ended December 31, 1998, are as follows:

                                             December 31, 1998
                                                (in 000's)
                                             ------------------

Balance, Beginning of Year                      $      --
Acquisitions                                    1,077,994
Improvements                                        1,089
Disposition of Assets                              (6,408)
                                               ----------
Balance, End of Year                           $1,072,675
                                               ==========


                   RECONCILIATION OF ACCUMULATED DEPRECIATION

The changes in accumulated depreciation for the year ended December 31, 1998, are as follows:

                                             December 31, 1998
                                                 (in 000's)
                                             -----------------
Balance, Beginning of Year                      $     --
Depreciation Expense                              17,396
Disposition of Assets                               (106)
                                                --------
Balance, End of Year                            $ 17,290
                                                ========

                    Report of Independent Public Accountants


To the Partners of
 Cabot Partners Limited Partnership:

We have audited the accompanying balance sheet of Cabot Partners Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabot Partners Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Boston, Massachusetts                                       ARTHUR ANDERSEN LLP
MARCH 27, 1998

                      CABOT PARTNERS LIMITED PARTNERSHIP

                                 BALANCE SHEET
                            (dollars in thousands)

                                                                           December 31,
                                                                         1997        1996
                                                                      ----------  ----------
ASSETS
Cash and cash equivalents                                                $   509     $ 1,709
Accounts receivable                                                        2,689       1,637
Accounts receivable from related party                                     1,225          --
Investments                                                                   39         836
Cost of investment advisory contracts acquired, net of accumulated
 amortization of $824 and $2,425, respectively                               780       1,729

Other assets                                                                  97         164
                                                                         -------     -------
 Total Assets                                                            $ 5,339     $ 6,075
                                                                         =======     =======

LIABILITIES AND PARTNERS' CAPITAL
Accrued compensation                                                     $   373     $   385
Accounts payable and accrued liabilities                                     387         100
                                                                         -------     -------
 Total Liabilities                                                           760         485
                                                                         -------     -------

Commitments (Note 4)
Partners' capital                                                          4,579       5,590
                                                                         -------     -------
 Total Liabilities and Partners' Capital                                 $ 5,339     $ 6,075
                                                                         =======     =======

  The accompanying notes are an integral part of these financial statements.

                      CABOT PARTNERS LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
                            (dollars in thousands)

                                                                       For the Year Ended
                                                                          December  31,
                                                                        1997        1996
                                                                     ----------  ----------
REVENUES
  Advisory fees                                                          $9,010      $7,871
  Other income                                                               70          37
                                                                         ------      ------
     Total Revenues                                                       9,080       7,908
                                                                         ------      ------
EXPENSES
  Compensation                                                            4,685       3,887
  Other general and administrative                                        2,360       2,001
  Depreciation and amortization                                             977         419
                                                                         ------      ------
     Total Expenses                                                       8,022       6,307
                                                                         ------      ------
Income before income (loss) from
 unconsolidated subsidiary                                                1,058       1,601
Equity in income (loss) from unconsolidated subsidiary                       --          (7)
                                                                         ------      ------
Net income                                                               $1,058      $1,594
                                                                         ======      ======


  The accompanying notes are an integral part of these financial statements.

                      CABOT PARTNERS LIMITED PARTNERSHIP
                        STATEMENTS OF PARTNERS' CAPITAL
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                            (dollars in thousands)

                                                                        Limited Partners        Total
                                                         General    ------------------------   Partners'
                                                         Partner      Class A      Class B      Capital
                                                       -----------  -----------  -----------  -----------
Partners' Capital, December 31, 1995                     $     --     $  5,065     $    --      $  5,065
  Net income for the year ended December 31, 1996              10        1,194          390        1,594
  Distributions                                                --       (1,069)          --       (1,069)
                                                         --------     --------     --------     --------
Partners' Capital, December 31, 1996                           10        5,190          390        5,590
  Net income for the year ended December 31, 1997              --        1,058           --        1,058
  Distributions                                               (10)      (1,669)        (390)      (2,069)
                                                         --------     --------     --------     --------
Partners' Capital, December 31, 1997                     $     --     $  4,579     $     --     $  4,579
                                                         ========     ========     ========     ========



  The accompanying notes are an integral part of these financial statements.

                      CABOT PARTNERS LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                For the Year Ended
                                                                                  December  31,
                                                                                 1997        1996
                                                                              -----------  ---------
Operating activities
Net income                                                                      $ 1,058      $ 1,594
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization                                                      977          419
 Unrealized equity in loss of investment                                             --            7
 (Increase) in accounts receivable                                               (1,052)        (695)
 Increase (Decrease) in accrued liabilities                                          37          (70)
 Decrease in accounts payable                                                        (5)          (9)
 Decrease in other assets                                                            47           37
                                                                                -------      -------
 Net cash provided by operating activities                                        1,062        1,283
                                                                                -------      -------

Investing activities
 Increase in accounts receivable from related party                                (984)          --
 Dividends received                                                                 797          183
 Purchase of furniture, fixtures and equipment                                       (6)         (50)
 Additional cost-basis investments                                                   --          (20)
                                                                                -------      -------
 Net cash provided (used in) by investing activities                               (193)         113
                                                                                -------      -------

Financing activities
 Distributions to partners                                                       (2,069)      (1,069)
                                                                                -------      -------

 Net (decrease) increase in cash and cash equivalents                            (1,200)         327
 Cash and cash equivalents, beginning of year                                     1,709        1,382
                                                                                -------      -------
 Cash and cash equivalents, end of year                                         $   509      $ 1,709
                                                                                =======      =======

  The accompanying notes are an integral part of these financial statements.

                      CABOT PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)

1.   Organization

Cabot Partners Limited Partnership (the Partnership), a Massachusetts limited partnership, was formed as of July 11, 1990 to provide a variety of real estate investment advisory and management services, primarily to a small number of pension and profit-sharing plans and other institutional investors. Eight investors represented 70% of fee revenues for 1997 and nine investors represented 77% of fee revenues for 1996.

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

                      CABOT PARTNERS LIMITED PARTNERSHIP

                            (dollars in thousands)


2.   Summary of Significant Accounting Policies (continued)

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

The condensed unaudited historical cost balance sheets of Private Partners at December 31, 1997 and 1996 is as follows:

                                                             As of December 31,
                                                              1997        1996
                                                              ----        ----
        ASSETS
        Cash and cash equivalents                             $  576     $   186
        Real estate assets, net                                3,140      58,776
        Other assets                                             179      18,203
                                                              ------     -------
          Total Assets                                        $3,895     $77,165
                                                              ======     =======
        LIABILITIES AND PARTNERS' CAPITAL
        Accounts payable and accrued liabilities              $   29     $   453
        PARTNERS' CAPITAL
        The Partnership                                           39         767
        Other Partners                                         3,827      75,945
                                                              ------     -------
          Total Partners' Capital                              3,866      76,712
                                                              ------     -------
          Total Liabilities and Partners' Capital             $3,895     $77,165
                                                              ======     =======

                      CABOT PARTNERS LIMITED PARTNERSHIP

                            (dollars in thousands)

3.   Investments (continued)

The condensed unaudited historical cost income statements of Private Partners for the years ended December 31, 1997 and 1996 are as follows:

                                                                Years ended
                                                                December 31,
                                                              1997       1996
                                                              ----       ----
     Sale of real estate assets                             $ 60,268   $ 20,817
     Rental revenues                                           6,448     11,726
     Cost of real estate sold                                (51,728)   (20,411)
     Note receivable reduction                                (2,078)    (7,688)
     Operating expenses                                       (1,213)    (5,163)
     Write down of real estate to net realizable value        (4,860)        --
                                                            --------   --------
     Net income                                             $  6,837   $   (719)
                                                            ========   ========
     Dividends paid                                         $ 79,683   $ 18,292
                                                            ========   ========
     The Partnership's share of:
     Net income                                             $     68   $     (7)
                                                            ========   ========
     Dividends paid                                         $    797   $    183
                                                            ========   ========

Private Partners' remaining real estate is vacant land which is held for sale. As of December 31, 1997, its carrying cost has been reduced to its estimated net realizable value.


4.   Minimum Future Lease Obligations

Minimum future lease obligations under noncancelable operating leases for each of the next five years ending December 31 and thereafter are as follows:

          1998................................  $  298
          1999................................     313
          2000................................     325
          2001................................     310
          Thereafter..........................      -
                                                ------
                                                $1,246
                                                ======

The Partnership incurred rental expense of $332 and $304 for the years ended December 31, 1997 and 1996, respectively. The Partnership's only significant lease is for its office space. The lease provides for the payment of base rent and operating expenses and real estate taxes over stated base amounts.

                      CABOT PARTNERS LIMITED PARTNERSHIP

                            (dollars in thousands)


5.   Related Party Transactions

Under two separate agreements, the Partnership provides acquisition, asset management and property management services to a partnership and a company separately controlled by two Class A limited partners. The agreements are cancelable by either party with 30 days notice. After a recent amendment, one agreement provides for annual fixed fees of $158. The other agreement provides for an acquisition fee of .25% of acquisition cost and an asset management fee of 5% of net operating income. The Partnership received acquisition fees from related parties of $345 for the year ended December 31, 1997, and other related party fees of $287 and $164 for the years ended December 31, 1997 and 1996, respectively.

As of December 31, 1997, the Partnership had incurred costs related to the Formation Transactions described below of $1,225, of which $241 is unpaid and included in accounts payable and accrued expenses. These costs are to be reimbursed by Cabot Industrial Trust subsequent to the Formation Transactions.


6.   Subsequent Events

Formation Transactions

Under the provisions of an agreement executed by the Partnership and several other investors, Cabot Partners contributed its Advisory Contracts and certain of its other net assets to Cabot Industrial Properties, L.P. (Cabot L.P.), a subsidiary partnership of Cabot Industrial Trust (Cabot Trust) and received 1,819,587 Units from Cabot L.P. The units are convertible into common shares of Cabot Trust on a one-to-one basis subject to certain limitations. As of February 4, 1998, the common shares had a fair market value of $20 per share. The remainder of the Partnership's net assets will be distributed to its partners. The impact of these proposed transactions is not reflected in the accompanying financial statements.

The cumulative unpaid and unrecognized return discussed in Note 1 was settled through these distribution of Units received in conjunction with these transactions.

Sales of Assets Under Management

Under the terms of the investment advisory agreements, investors have the right to terminate the Partnership as advisor with 30 days notice. In addition, a significant portion of the Partnership's assets under management may be transferred to other advisors or sold as a part of the investor's investment strategy.

During 1997, all the properties of three portfolios have been sold. These portfolios accounted for advisory and property management fees of $2,985 and $3,249 for the years ended December 31, 1997 and 1996, respectively.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.


                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

The information required by this Item is incorporated herein by reference to the portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's annual meeting of shareholders to be held on May 3, 1998, (the "Proxy Statement") captioned "Election of Directors" and "Security Ownership of Management and Others".

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement captioned "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement captioned "Security Ownership of Management and Others".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by this Item is incorporated herein by reference to the portion of this Proxy Statement captioned "Certain Transactions".

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CABOT INDUSTRIAL TRUST
                                    ----------------------

                                    By     /s/  Robert E. Patterson
                                           -------------------------
                                    Title:       President
                                           -------------------------

                                    Date:  March 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          Title                        Date
                                          -----                        ----
/s/Ferdinand Colloredo-Mansfeld  Chairman of the Board and        March 15, 1999
-------------------------------  Chief Executive Officer
Ferdinand Colloredo-Mansfeld

/s/Robert E. Patterson           President and Trustee            March 15, 1999
-------------------------------
Robert E. Patterson

/s/Franz Colloredo-Mansfeld      Senior Vice President and        March 15, 1999
-------------------------------  Chief Financial Officer
Franz Colloredo-Mansfeld

/s/Neil E. Waisnor               Senior Vice President - Finance, March 15, 1999
-------------------------------  Treasurer and Secretary
Neil E. Waisnor                  Chief Accounting Officer

/s/Christopher C. Milliken       Trustee                          March 15, 1999
-------------------------------
Christopher C. Milliken

/s/Maurice Segall                Trustee                          March 15, 1999
------------------------------
Maurice Segall

/s/W. Nicholas Thorndike         Trustee                          March 15, 1999
------------------------------
W. Nicholas Thorndike

/s/Ronald L. Skates              Trustee                          March 15, 1999
------------------------------
Ronald L. Skates

/s/George M. Lovejoy, Jr.        Trustee                          March 15, 1999
------------------------------
George M. Lovejoy, Jr.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) The following documents are filed as part of this report:

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                          Included in Item 8 hereof.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DOCUMENT DESCRIPTION
------     --------------------

3.1        Amended and Restated Cabot Trust Declaration of Trust,
           dated January 26, 1998. Incorporated by reference to Exhibit 3.1 to Cabot Trust's Form S-11 Registration Statement (File No. 333-38383); the "Form S-11").
3.2 Amended and Restated Bylaws of Cabot Trust. Incorporated by reference to Exhibit 2 to Cabot Trust's Current Report on Form 8-K filed on September 16, 1998.
3.3 Form of Registration Rights and Lock-Up Agreement, dated as of February 4, 1998, between Cabot Trust, the Contributing Investors and various other persons identified therein (included as Exhibit B to
           Exhibit 4.1).
3.4 Second Amended and Restated Agreement of Limited Partnership Agreement of Cabot L.P., dated February 4, 1998. Incorporated by reference to Exhibit 3.5 to the Form S-11.
4.1 Contribution Agreement relating to the Capitalization of Cabot Trust, dated as of October 10, 1997, among Cabot Trust, Cabot L.P., Cabot Partners and Various Contributors and Title Holding Entities Identified Therein. Incorporated by reference to Exhibit 4.1 to the Form S-11.
4.2 Form of Indenture by and among Cabot L.P., Cabot Trust and _____________ as trustee. Incorporated by reference to Exhibit 4.11 to Cabot Trust's and Cabot L.P.'s Form S-3 Registration Statement (File No. 333-71585).
4.3 Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement of Cabot L.P., as borrower, for the benefit of Teachers Insurance and Annuity Association of America, as lender, used in connection with mortgage loans totaling $87.6 million.
4.4 Form of Promissory Note of Cabot L.P., as borrower, in favor of Teachers Insurance and Annuity Association of America, as lender, used in connection with mortgage loans totaling $87.6 million.
10.1 Form of Indemnification Agreement between Cabot Trust and the Trustees. Incorporated by reference to Exhibit 10.1 to the Form S-11.
10.2 Form of Indemnification Agreement entered into between Cabot Trust and the officers of Cabot Trust. Incorporated by reference to Cabot Trust's Form S-11 Registration Statement (File No. 333-61543).
10.3 Share Purchase Agreement, dated as of December 17, 1997, between Cabot Trust and Morgan Stanley Asset Management Inc., on behalf of certain of its institutional investors. Incorporated by reference to Exhibit 10.2 to the Form S-11.
10.4 Form of Registration Rights and Lock-Up Agreement, between Cabot Trust and Morgan Stanley Asset Management Inc., on behalf of certain of its institutional investors. Incorporated by reference to Exhibit
           10.3 to the Form S-11.
10.5       Cabot Trust Long Term Incentive Plan. Incorporated by reference to
           Exhibit 10.4 to the Form S-11.
10.6 Amended Employment Agreement between Cabot L.P. and Ferdinand Colloredo-Mansfeld.
10.7       Amended Employment Agreement between Cabot L.P. and Robert E.
           Patterson.
10.8       Amended Employment Agreement between Cabot L.P. and Franz Colloredo-
           Mansfeld.
10.9       Amended Employment Agreement between Cabot L.P. and Andrew D. Ebbott.
10.10      Amended Employment Agreement between Cabot L.P. and Howard B.
           Hodgson, Jr.
10.11      Amended Employment Agreement between Cabot L.P. and Neil E.Waisnor.
10.12      Amended Employment Agreement between Cabot L.P. and Eugene F. Reilly.
10.13      Revolving Credit Agreement between Cabot L.P. and Morgan
           Guaranty Trust Company of New York, dated March 27, 1998. Incorporated by reference to Exhibit 10.9 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1997.
10.14 Rights Agreement, dated as of June 11, 1998, as amended, between Cabot Trust and BankBoston, N.A., as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to Series A Junior Participating Preferred Shares) and Exhibit B. thereto (Form of Right Certificate). Incorporated by reference to Exhibit 1 to Cabot Trust's Current Report on Form 8-K dated September 10, 1998.
23.1       Consent of Arthur Andersen LLP.
27         Financial Data Schedule.



                              REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1998.