Form 10-Q/A
period 1998-09-30
CABOT INDUSTRIAL TRUST
filed 1999-04-07
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

The Company has assessed its Year 2000 readiness with respect to its internal accounting and information systems. The Company also has contacted its significant vendors, including banks and software providers, to determine whether those vendors are satisfactorily addressing the Year 2000 problem with respect to the products and services they provide to the Company. No significant issues or costs of remediation have been identified with respect to such systems or vendors. As of November 13, 1998, the Company is in the process of reviewing its other internal systems (consisting primarily of property-related systems, such as elevators and heating, ventilation and air conditioning systems) and developing a Year 2000 remedial plan to address such issues as may be identified in such review, none of which are expected by the Company to be material. Remediation costs to date have not been material, and the Company does not expect any significant issues or remediation costs as a result of completion of its remedial plan due to the relatively uncomplicated nature of it real estate assets (industrial properties) and the general nature of its leases, which in many instances provide for the reimbursement of costs from its tenants. The Company believes that there will be no direct material effects on its operating performance or results of operations from the Year 2000 problem as it relates to the Company's internal systems and significant vendors. The Company further believes that adequate alternative service providers will be available to it if any of its vendors experience unexpected difficulties as a result of Year 2000 systems failures and accordingly, has not established any specific contingency plans in this regard. It is not possible to quantify any potential indirect effects that may result from the lack of Year 2000 readiness on the part of other third parties, including tenants, with whom the Company conducts its business.

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