Form 10-K/A
period 1998-12-31
CABOT INDUSTRIAL TRUST
filed 1999-04-20
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1998

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

Cabot Trust believes that its substantial presence in its principal markets provide significant strategic advantages. Foremost among these advantages is that Cabot Trust is well positioned to market its industrial space to national companies and third-party logistics companies who have space requirements in multiple markets. Cabot Trust has a national tenant marketing program that emphasizes the advantages of dealing with a single source for a company's industrial space needs in addition to the quality and attractive locations of its properties. These advantages include greater efficiency of lease negotiations and day-to-day property management, as well as better understanding of the tenants' current needs and prospective space requirements. Cabot Trust serves 25 tenants in multiple properties. These tenants accounted for approximately 21% of Cabot Trust's Annualized Net Rents as of December 31, 1998.

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

Acquisitions
Cabot Trust seeks to capitalize on its competitive advantages primarily by acquiring additional modern, high-quality properties in attractive submarkets within the industrial markets that it currently serves. During the period from the completion of the Offerings in February 1998 through December 31, 1998, Cabot Trust acquired 84 properties, consisting of 9.6 million rentable square feet in 12 targeted markets, for $426.2 million in 41 separate transactions. As of March 8, 1999, Cabot Trust has acquired two additional properties in the Dallas market, consisting of 139,287 rentable square feet subsequent to year end. In addition, Cabot Trust has entered into contracts to acquire properties consisting of 1,821,763 rentable square feet in the New York/New Jersey, Baltimore/Washington, Cincinnati/Northern Kentucky and Minnesota markets. Cabot Trust expects to complete these acquisitions by April 1999.

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

POLICIES

The following is a description of policies that have been adopted by the Cabot Trust Board of Trustees for the conduct of the business of Cabot Trust and Cabot L.P. These policies may be amended or revised from time to time without shareholder approval, except that shareholder approval would be required for Cabot Trust to change its policy of holding its assets and conducting its business only through Cabot L.P. and its subsidiaries and other affiliates, including Cabot Advisors, Inc. ("Cabot Advisors") and joint ventures in which Cabot L.P. or a subsidiary may be a partner. In addition, changes in policies with respect to conflicts of interest must be consistent with legal requirements.

Investment Policies
Cabot Trust conducts all of its investment activities through Cabot L.P. and its subsidiaries and other affiliates, including Cabot Advisors, and may in the future conduct activities through joint ventures in which Cabot L.P. or a subsidiary may be a partner. Cabot Trust's investment policy is to purchase income-producing industrial properties primarily for long-term capital appreciation and rental growth, and to expand and improve its properties or to sell them, in whole or in part, when the circumstances warrant.

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

Cabot Trust's current portfolio consists of, and its business objectives emphasize, equity investments in industrial real estate. Cabot Trust may also make or invest in loans secured by mortgages or deeds of trust that are consistent with Cabot Trust's continued qualification as a REIT for federal income tax purposes, although it has no current plans to do so. These may include participating or convertible mortgage loans if Cabot Trust concludes that it may benefit from the cash flow or any appreciation in value of the property secured by such mortgages. Investments in real estate mortgage loans entail the risk that one or more borrowers may default under such loans and that the collateral securing such loans may not be sufficient to enable Cabot Trust to recoup its full investment.

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

Neither Cabot Trust nor Cabot L.P. has any present policy or intention to repurchase or otherwise acquire any shares or other securities issued by either of them.

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

Policies with Respect to Other Activities
Cabot Trust may, but does not presently intend to, make investments that are different from those described herein. Cabot Trust has authority to offer its Common Shares, other shares of beneficial interest or other securities for cash or in exchange for property and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future. Cabot Trust has no outstanding loans to other entities or persons, including its officers and Trustees. Cabot Trust has not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and does not currently intend to do so. Cabot Trust has also not invested in the securities of companies other than Cabot L.P. for the purpose of exercising control over such companies and does not currently intend to do so. Cabot Trust makes and intends to continue to make investments in such a way that it will not be treated as an investment company under the Investment Company Act of 1940. Its policies with respect to such activities may be reviewed and modified or amended from time to time by the Board of Trustees without shareholders approval.

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

SECURITY HOLDER REPORTS

Cabot Trust makes annual reports to its shareholders regarding the business of Cabot Trust and Cabot L.P. that include audited consolidated financial statements. Cabot L.P. does not currently provide separate annual or other reports to security holders and does not expect to do so, except to the extent it may specifically undertake to do so in connection with future issuances of debt or other securities.

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

All of the properties listed are owned, directly or through title holding entities, by Cabot L.P.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

In addition to using equity capital and retained earnings, Cabot Trust finances its acquisition and development programs and its ongoing operating cash needs through the use of debt financing. Cabot Trust uses and plans to continue to use short-term revolving debt, primarily in the form of the acquisition facility, and long-term secured and unsecured debt with maturities of five years or more. Cabot Trust intends to manage its debt maturities to reduce its exposure to the refinancing risk which would arise from having significant maturities of principal at a time when debt capital may not be available or may be available only at unfavorable interest rates.

Cabot Trust is exposed to market risk in the form of the effects of changes in market interest rates on its existing and proposed debt financing. Its existing acquisition facility bears interest at a variable rate, LIBOR plus 1%, while the interest rates on proposed fixed-rate financings will usually be based on Treasury securities yields plus a market-based spread for unsecured and secured debt instruments. Cabot Trust has entered into various forms of interest rate protection agreements with investment grade financial institutions from time to time for the purpose of managing a portion of its interest rate risk. For variable rate, LIBOR-based borrowings, these agreements include interest rate collar and interest rate cap agreements that are intended to limit Cabot's effective cost on variable rate borrowings, either within an agreed range or below an agreed maximum level. For proposed long-term instruments, Cabot Trust has also entered into "Treasury lock transactions" that are intended to set the Treasury securities component of the interest cost in advance through agreements for the sale of Treasury securities having notional amounts and maturities comparable to Cabot Trust's intended debt issuance. Cabot Trust does not enter into interest rate protection agreements or any other form of derivative financial instruments for speculative trading purposes.

As of January 1, 1999, Cabot Trust was a party to an interest rate collar agreement that was intended to limit its exposure to changes in interest rates on $140 million of borrowings on its acquisition facility. Under the agreement Cabot Trust's counter party was required to pay an amount equal to interest on that notional principal amount of borrowings to the extent that the relevant LIBOR exceeds 6.25% and Cabot Trust was required to pay interest on the same notional amount of borrowings to the extent that the relevant LIBOR was below 5.05%.

Cabot Trust also had a Treasury lock agreement in place as of December 31, 1998 for the purpose of setting the Treasury securities component of the interest rate on an intended future issuance of fixed rate debt. This agreement provided for the sale of $100 million of 10-year Treasury securities at a yield of 5.54% on March 31, 1999. Cabot Trust paid its counter party $2.5 million upon the maturity of this agreement, reflecting the decrease in Treasury yields and consequent increase in cost of the notional amount of Treasury securities to be sold since the July 1998 commencement date of the transaction. Based on the market yields for 10-year Treasury securities as of December 31, 1998, the amount Cabot Trust would have been required to pay its counter party if the transaction had been terminated as of that date would have been $6.8 million.

Taking into account $200 million of variable rate borrowings that Cabot Trust had outstanding under its acquisition facility at December 31, 1998 and the above-described interest rate collar agreement that was in effect at that date, an instantaneous increase of 100 basis points in LIBOR at that date would, if LIBOR were to remain at the increased levels thereafter, result in an estimated $1.5 million reduction in Cabot Trust's net income in 1999. This estimate is provided for the purpose of illustrating the possible effects on Cabot Trust's results of operations of changing interest rates and Cabot Trust's interest rate protection agreement. It does not take into account any other effects that changes in interest rates might have on Cabot Trust's operations, such as higher interest rates on new fixed rate borrowings in amounts in excess of the Treasury lock agreement in effect at December 31, 1998, nor does it consider any additional interest rate protection agreements that Cabot Trust might enter into in reaction to or in anticipation of changes in interest rates. While an increase in LIBOR of 100 basis points over a relatively short time period is possible, it is unlikely that interest rates would increase instantaneously or stay at the same rate for a sustained period as assumed for purposes of the illustration.

As of December 31, 1998, Cabot Trust also had $48.2 million of fixed rate debt at coupon rates ranging from 7.95% to 9.67% secured by certain properties. In addition, Cabot Trust borrowed an additional $87.6 million at a fixed rate of 7.25% on February 12, 1999, secured by certain properties. The current and future use of fixed rate debt is advantageous to Cabot Trust versus variable rate debt in times of rising interest rates. However, in an environment of falling interest rates, fixed rate debt would place Cabot Trust at a disadvantage versus competitors with larger components of variable rate debt.

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


Boston, Massachusetts                               ARTHUR ANDERSEN LLP
February 9, 1999
(except with respect to the matters
discussed in Note 13, as to which
the date is March 31, 1999).

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

Interest Rate Protection Agreements
Cabot Trust uses various types of interest rate protection agreements from time to time to manage its exposures to interest rate risk. During 1998, Cabot Trust used interest rate collar agreements to manage a portion of the interest rate risk arising from its LIBOR-based acquisition facility and may, in the future, use interest rate cap agreements or other types of agreements. The collar agreements effectively limited the LIBOR interest cost of a portion of the outstanding balance on the acquisition facility to a specified interest rate range by requiring Cabot Trust's counter party to pay amounts to Cabot Trust to the extent LIBOR increased above the ceiling of the specified range and requiring Cabot Trust to make payments to the counter party to the extent LIBOR declined below the floor of the range. Cabot Trust accounts for such agreements on the accrual method. Amounts to be received from or paid to the counter parties of the agreements are accrued during the period to which the amounts relate and are reflected as increases or decreases in interest expense. The related amounts payable to the counter parties are included in accounts payable in the accompanying balance sheet.

In anticipation of a future debt issuance with a maturity of ten years, Cabot Trust has also entered into interest rate hedge transactions commonly known as "Treasury locks" involving the future sale of Treasury Securities based at a specified yield for such securities. The fair values of these interest rate protection agreements are not recognized in the accompanying financial statements since the agreements are accounted for as hedges until such time as the related financing transaction is consummated or no longer probable.

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

4.   DEBT FACILITIES (CONTINUED)

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

As discussed in Note 4, Cabot Trust entered into an interest rate hedge transaction (the hedge) involving the anticipated future sale of $100 million of Treasury securities. At March 31, 1999, the expiration date of the transaction, Cabot Trust paid the counter party $2.5 million, reflecting the change in yield of such securities sold between the date the hedge transaction was entered into and the expiration date. Failure, prior to the expiration of the hedge, to have substantially completed the anticipated debt offering contemplated at the initiation of the hedge, resulted in a loss of correlation and therefore Cabot Trust will reflect the amount paid as a loss in the first quarter of 1999.

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

                               Gross Amount Carried
                              as of December 31, 1998
                            ---------------------------                                  Date                   Depreciable
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

                              Gross Amount Carried
                             as of December 31, 1998
                             ------------------------                                          Date                  Depreciable
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

                                   Gross Amount Carried
                                  as of December 31, 1998
                                ---------------------------                                    Date                 Depreciable
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CABOT INDUSTRIAL TRUST
                                    ----------------------

                                    By     /s/ Neil E. Waisnor
                                           -------------------------
                                    Title: Senior Vice President - Finance,
                                           Treasurer and Secretary
                                           Chief Accounting Officer
                                           -------------------------

                                    Date:  April 20, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.