Form 10-Q
period 1999-03-31
CABOT INDUSTRIAL TRUST
filed 1999-05-17
CIK 1047696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended: March 31, 1999           Commission File Number: 1-13829
                       --------------                                   -------

                             CABOT INDUSTRIAL TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                     04-3397866
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



            Two Center Plaza, Suite 200, Boston, Massachusetts 02108
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (617) 723-0900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of May 11, 1999, 40,518,271 Common Shares of Beneficial Interest, $.01 par value, of the Registrant were outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 1998 Form 10-K/A of the registrant ("Cabot Trust"). These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Cabot Trust's management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 1999 through March 31, 1999, are not necessarily indicative of the results that may be expected for the period from January 1, 1999 through December 31, 1999.

                             CABOT INDUSTRIAL TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEET
                   As of March 31, 1999 and December 31, 1998
                        (in thousands, except share data)

                                                                             March 31, 1999    December 31, 1998
                                                                             --------------    -------------------
                                                                              (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                             $ 1,150,535          $ 1,072,675
Less:  Accumulated Depreciation                                                   (22,912)             (17,290)
                                                                              -----------          -----------
     Net Rental Properties                                                      1,127,623            1,055,385
Properties under Development                                                       32,830               23,108
                                                                              -----------          -----------
                                                                              $ 1,160,453          $ 1,078,493
                                                                              -----------          -----------

OTHER ASSETS:
Cash and Cash Equivalents                                                     $    34,558          $     2,301
Rents and Other Receivables,
     net of reserve for uncollectible accounts of $436 and $312
     at March 31, 1999 and December 31, 1998, respectively                          2,995                2,872
Deferred Rent Receivable                                                            3,281                2,638
Deferred Lease Acquisition Costs, Net                                              17,921               17,362
Deferred Financing Costs, Net                                                       1,910                1,255
Investment in and Advances to Cabot Advisors                                          820                  582
Other Assets                                                                        3,151                5,067
                                                                              -----------          -----------

TOTAL ASSETS                                                                  $ 1,225,089          $ 1,110,570
                                                                              ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                                 $   149,784          $    48,206
Line of Credit Borrowings                                                         211,000              200,000
Accounts Payable                                                                    1,508                  511
Accrued Real Estate Taxes                                                           7,300                7,309
Distributions Payable                                                              14,835               14,134
Tenant Security Deposits and Prepaid Rents                                          5,429                4,956
Other Liabilities                                                                  18,014               18,156
                                                                              -----------          -----------
                                                                              $   407,870          $   293,272
                                                                              -----------          -----------

MINORITY INTEREST                                                             $    58,349          $   468,311
                                                                              -----------          -----------

SHAREHOLDERS' EQUITY:
Common Shares, $0.01 par value, 150,000,000 shares authorized;
    40,518,271 shares issued and outstanding at March 31, 1999,
    and 18,586,764 shares issued and outstanding at December 31, 1998         $       405          $       186
Paid in Capital                                                                   761,168              348,912
Retained Deficit                                                                   (2,703)                (111)
                                                                              -----------          -----------

TOTAL SHAREHOLDERS' EQUITY                                                    $   758,870          $   348,987
                                                                              -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 1,225,089          $ 1,110,570
                                                                              ===========          ===========

                             CABOT INDUSTRIAL TRUST

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
          For the Three Months ended March 31, 1999 and March 31, 1998
                (unaudited, in thousands, except per share data)

                                                             Three Months Ended
                                          Three Months Ended  March 31, 1998
                                            March 31, 1999       (Note 1)
                                           ----------------- ------------------
REVENUES:
Rental Income                                   $ 29,221          $ 12,842
Tenant Reimbursements                              4,917             1,891
                                                --------          --------
                                                  34,138            14,733
EXPENSES:
Property Operating                                 2,680             1,042
Property Taxes                                     3,845             1,642
Depreciation and Amortization                      6,810             3,174
General and Administrative                         2,185             1,068
Interest                                           4,315               155
Settlement of Treasury Lock                        2,492              --
                                                --------          --------
                Total Expenses                    22,327             7,081

Interest and Other Income                            202               474
                                                --------          --------

Income Before Minority Interest Expense           12,013             8,126
Minority Interest Expense                         (4,322)           (4,648)
                                                --------          --------

Net Income                                      $  7,691          $  3,478
                                                ========          ========

Earnings per Share:
    Basic                                       $    .28          $    .19
                                                ========          ========
    Diluted                                     $    .28          $    .19
                                                ========          ========

Weighted Average Shares:
    Basic                                         27,873            18,587
                                                ========          ========
    Diluted                                       27,873            18,587
                                                ========          ========


                             CABOT INDUSTRIAL TRUST

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
          For the Three Months ended March 31, 1999 and March 31, 1998
                            (unaudited, in thousands)

                                                                                       Three Months Ended
                                                                   Three Months Ended    March 31, 1998
                                                                      March 31, 1999        (Note 1)
                                                                   ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                         $   7,691          $   3,478
        Adjustments to reconcile net income to cash provided by
          operating activities:
             Depreciation and Amortization                                  6,810              3,174
             Minority Interest Expense                                      4,322              4,648
             Straight Line Rent Adjustment                                   (643)              (396)
             Amortization of Deferred Financing Costs                         164               --
             Increase in Rents and Other Receivables                         (123)            (1,603)
             Increase in Accounts Payable                                     739              1,027
             Increase in Other Assets                                         (74)              (930)
             (Decrease) Increase in Accrued Real Estate Taxes                  (9)             2,875
             Increase in Other Liabilities                                  1,957              3,732
                                                                        ---------          ---------

     Net Cash Provided by Operating Activities                             20,834             16,005
                                                                        ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                 (71,324)          (178,414)
     Improvements to Property                                                (417)              (147)
     Advances to Cabot Advisors                                              (229)              --
                                                                        ---------          ---------

     Net Cash Used in Investing Activities                                (71,970)          (178,561)
                                                                        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Secured Debt                                87,617               --
     Line of Credit Advances, net                                          11,000               --
     Distributions Paid to Minority Interests                              (8,093)              --
     Distributions Paid to Common Shareholders                             (6,041)              --
     Debt Principal Repayments                                               (560)           (13,267)
     Proceeds from the Issuance of Common Shares, net                        (371)           179,821
     Increase in Deferred Financing Costs                                    (159)            (1,469)
     Repurchase of Partnership Units                                         --               (1,217)
                                                                        ---------          ---------

     Net Cash Provided by Financing Activities                             83,393            163,868
                                                                        ---------          ---------

Net Increase in Cash and Cash Equivalents                                  32,257              1,312
                                                                        ---------          ---------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             2,301                  1
                                                                        ---------          ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                               $  34,558          $   1,313
                                                                        =========          =========

Cash paid for interest and settlement of treasury lock,
   net of amounts capitalized                                           $   5,247          $     155
                                                                        =========          =========


DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In conjunction with the Offering and Formation Transactions in 1998, Cabot Trust assumed $18,413 of indebtedness and issued 33,850 Common Shares and Partnership Units in exchange for real estate assets and the advisory business of Cabot Partners valued at $659,021 and $77, respectively.

During the quarter ended March 31, 1999, 21,932 Partnership Units were exchanged for Common Shares.

In conjunction with the acquisition of certain real estate, Cabot Trust assumed $14,521 of indebtedness and issued Units valued at $2,743 in 1999 and assumed $8,299 of indebtedness in 1998.

At March 31, 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $9,037, accrued offering costs totaled $919 and accrued financing costs totaled $170.

At March 31, 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $7,758, accrued offering costs totaled $3,160 and accrued financing costs totaled $14.

                             CABOT INDUSTRIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              As of March 31, 1999

1. General

Organization

Cabot Industrial Trust (Cabot Trust), a Maryland real estate investment trust, was formed on October 10, 1997. Cabot Trust is the managing general partner of a limited partnership, Cabot Industrial Properties, L.P. (Cabot L.P.), and conducts substantially all of its business through Cabot L.P. As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P., and therefore Cabot Trust consolidates the results of Cabot L.P. for financial reporting purposes. Cabot Trust is a fully integrated, internally managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners). Cabot Trust expects to qualify as a real estate investment trust (a REIT) for federal income tax purposes.

Since Cabot Trust was formed on October 10, 1997, and did not begin operations until February 4, 1998 (see Note 2), the results for the three months ended March 31, 1998, represent activity for 56 days, or approximately 2 months.

As of March 31, 1999, Cabot Trust owned 242 industrial properties located in 21 markets throughout the United States and containing approximately 30 million rentable square feet. These properties were approximately 97% leased to 473 tenants at March 31, 1999.

2. The Formation Transactions, The Offerings and Ownership

Initial Capitalization

The initial capitalization of Cabot Trust consisted of 50 common shares of beneficial interest (Common Shares), par value $.01 per share, issued for a total consideration of $1,000. In connection with the Formation Transactions and Offerings (described below), Cabot Trust issued an additional 18,586,714 Common Shares.

The Formation Transactions

On February 4, 1998, under a Contribution Agreement executed by Cabot Trust, Cabot L.P., Cabot Partners, and various other contributors, 122 real estate properties, certain real estate advisory contracts and other assets were (i) contributed to Cabot L.P. in exchange for Units in Cabot L.P. that are exchangeable, subject to certain restrictions, for Common Shares of Cabot Trust or (ii) contributed to Cabot Trust in exchange for Common Shares. The properties contributed to Cabot Trust were contributed to Cabot L.P. in exchange for the number of general partnership Units in Cabot L.P. equal to the number of Common Shares exchanged for the property.

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the non-voting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot Trust.

During the quarter ended March 31, 1999, Cabot L.P. issued 143,087 Units in conjunction with an acquisition and Cabot Trust issued 21,931,507 Common Shares in exchange for Units of Cabot L.P. As a result, Cabot Trust owned 92.9% of Cabot L.P. as of March 31, 1999. The remaining 7.1%, which is owned by investors holding Cabot L.P. Units, is considered minority interest.

                             CABOT INDUSTRIAL TRUST

                              As of March 31, 1999

The Offerings

On February 4, 1998, Cabot Trust completed an offering of 8,625,000 Common Shares at an offering price of $20.00 per share. In addition, Cabot Trust issued 1,000,000 Common Shares to a single investor in a private offering at $20.00 per share (collectively, the Offerings). Cabot Trust contributed the net proceeds of the Offerings to Cabot L.P. in exchange for the number of general partnership interests in Cabot L.P. equal to the number of Common Shares sold in the Offerings.

Distributions

On March 10, 1999, Cabot Trust and Cabot L.P. declared distributions of $.34 per Share/Unit payable on April 30, 1999 to Shareholders or Unitholders of record as of April 9, 1999.

3. Property Acquisitions

During the period from January 1, 1999 through March 31, 1999, Cabot Trust acquired the following industrial properties:

       Property Location               Property Type                   Square Feet   Acquisition Cost
-------------------------------------------------------------------------------------------------------
                                                                                          (000's)
Diplomat Drive, Carrollton, TX         Multitenant Distribution            82,756         $ 3,299

Bradley Lane, Carrollton, TX           Workspace                           56,531         $ 2,215

Stayton Drive, Jessup, MD              Multitenant Distribution           125,800         $13,260
Bollman Place, Savage, MD              Multitenant Distribution           104,409
Greenwood Place, Savage, MD            Multitenant Distribution            77,424

Kentucky Drive, Florence, KY           Workspace                          128,077         $33,670
Foundation Drive, Elsmere, KY          Workspace                           62,560
Rudolph Way, Greendale, IN             Workspace                           50,000
Empire Drive, Bldg. B, Florence, KY    Workspace                           47,842
Empire Drive, Bldg. A, Florence, KY    Workspace                           47,840
Jamike Drive, Erlanger, KY             Workspace                           42,606
Turfway Road, Erlanger, KY             Workspace                           41,839
Turfway Road, Erlanger, KY             Workspace                           39,396
Jamike Drive, Erlanger, KY             Workspace                           38,900
Alum Creek Road, Columbus, OH          Workspace                           34,600
Commerce Boulevard, Loveland, OH       Workspace                           34,600
Foundation Drive, Elsmere, KY          Workspace                           33,000
Jamike Drive, Erlanger, KY             Workspace                           31,540
Turfway Road, Erlanger, KY             Workspace                           30,711
Jamike Drive, Erlanger, KY             Workspace                           26,949
Jamike Drive, Erlanger, KY             Workspace                           26,560
Jamike Drive, Erlanger, KY             Workspace                           24,640
Foundation Drive, Elsmere, KY          Workspace                           17,500
Jamike Drive, Erlanger, KY             Workspace                           15,000

                             CABOT INDUSTRIAL TRUST

                              As of March 31, 1999

       Property Location               Property Type                   Square Feet   Acquisition Cost
-------------------------------------------------------------------------------------------------------
                                                                                          (000's)
Foundation Drive, Elsmere, KY          Workspace                           12,000
Foundation Drive, Elsmere, KY          Workspace                           12,000
Foundation Drive, Elsmere, KY          Workspace                           12,000
Foundation Drive, Elsmere, KY          Workspace                           10,000
Foundation Drive, Elsmere, KY          Workspace                            7,000
Power Line Drive, Elsmere, KY          Workspace                            6,000

Lexington Avenue, Eagan, MN            Multitenant Distribution           184,429         $16,035
Trenton Lane, Plymouth, MN             Multitenant Distribution           122,032
Cahill Road, Edina, MN                 Workspace                           45,800
Monticello Lane, Maple Grove, MN       Workspace                           40,437
                                                                   ---------------       ---------

TOTALS                                                                  1,672,778         $68,479
                                                                   ===============       =========

4. Debt Activity

In conjunction with certain acquisitions made during the quarter ended March 31, 1999, Cabot Trust assumed debt of $14.5 million with coupon interest rates ranging from 7.375% to 9.375%, secured by properties with a net book value of approximately $26 million. In addition, in February 1999, Cabot L.P. borrowed $87.6 million secured by properties with a net book value of approximately $130 million at March 31, 1999. This borrowing has a fixed interest rate of 7.25% per annum and a 10-year term. Monthly installments of principal and interest are due based on a 25-year amortization rate, and any remaining balance outstanding is due at the end of the 10-year term. An additional $5.6 million was borrowed under this arrangement in April 1999. This borrowing is subject to various customary covenants. The proceeds from the borrowing were used to repay a portion of the balance outstanding under Cabot Trust's Acquisition Facility.

During 1998 Cabot Trust entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot Trust paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot Trust recorded a loss related to the Settlement of Treasury Lock of $2.5 million in the quarter ended March 31, 1999.

5. Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period subsequent to Cabot Trust's commencement of operations (see Note 1). Diluted earnings per share have been computed considering the dilutive effect of the exercise

                             CABOT INDUSTRIAL TRUST

                              As of March 31, 1999

of Unit and Share options granted by Cabot Trust. Basic and diluted earnings per share were calculated as follows:

                                                                               Three Months Ended
                                                          Three Months Ended     March 31, 1998
                                                            March 31, 1999        (see Note 1)
                                                          ------------------   ------------------
Basic:
Net Income                                                   $  7,691,000         $  3,478,000
                                                             ------------         ------------
Weighted Average Shares                                        27,873,000           18,587,000
                                                             ------------         ------------
Basic Earnings per Share                                     $        .28         $        .19
                                                             ============         ============

Diluted:
Net Income                                                   $  7,691,000         $  3,478,000
Effect of Unit Options                                               --                (15,000)
                                                             ------------         ------------
Income available to Common Shareholders, as adjusted         $  7,691,000         $  3,463,000
                                                             ------------         ------------
Weighted Average Shares                                        27,873,000           18,587,000
                                                             ------------         ------------
Diluted Earnings per share                                   $        .28         $        .19
                                                             ============         ============

Approximately 3 million of options granted are excluded from the above calculations for 1999, since the impact of consideration of these options is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Cabot Trust operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Therefore, actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements. Cabot Trust undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Cabot Trust's operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions which affect Cabot Trust's cost of capital also influence operating results.

Introduction

Cabot Trust is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot Trust owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At March 31, 1999, Cabot Trust owned 242 industrial properties, 34 of which properties were acquired during the period from January 1, 1999, through March 31, 1999. Cabot Trust was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of its Formation Transactions and Offerings on February 4, 1998, the date of Cabot Trust's initial public offering. Cabot Trust had no operations prior to February 4, 1998.

Results of Operations

Since Cabot Trust did not begin operations until February 4, 1998, the results for the three months ended March 31, 1998, represent activity for only 56 days.

Quarter Ended March 31, 1999 Compared with Quarter Ended March 31, 1998

Net income attributable to common shareholders for the quarter ended March 31, 1999, totaled $7.7 million or $.28 per share, compared to $3.5 million or $.19 per share for the quarter ended March 31, 1998. The increase in net income allocable to common shareholders is due to the conversion of Units to Common Shares discussed in Note 2 to the financial statements, which resulted in a decrease in the allocation of income to minority interest, but has no effect on net income per share. The increase is also the result of the full quarter of operations in 1999 compared to 56 days in 1998 and increased earnings due primarily to increased investment in real properties.

Rental revenues were $34.1 million, including tenant reimbursements of $4.9 million, for the quarter ended March 31, 1999, compared to $14.7 million, including tenant reimbursements of $1.9 million, for the quarter ended March 31, 1998. Total rental revenue of $20.9 million and $12.6 million was generated in 1999 and 1998, respectively, by the 121 properties owned as of February 4, 1998 as a result of the Formation Transactions and still owned at March 31, 1999, (the Baseline Properties) and total rental revenue of $13.2 million and $2.0 million in 1999 and 1998, respectively, was generated by the 121 properties acquired or developed subsequent to February 4, 1998. The remainder of total rental revenue for 1998 relates to a property sold in 1998. Depreciation and amortization related to real estate investments totaled $6.8 million and $3.2 million for the quarters ended March 31, 1999 and 1998, respectively. The increase reflects the acquisition of real estate assets and 90 days of operations in 1999 compared to 56 days in 1998.

General and administrative expense increased $1.1 million, to $2.2 million for the quarter ended March 31, 1999. The increase is primarily due to a full quarter of operations in the quarter ended March 31, 1999, and also reflects an increase in personnel as a result of the increase in the number of Cabot Trust's properties from 152 to 242 at the end of each quarter.

Interest and other income which consists primarily of interest earned on Cabot Trust's invested cash balances and earnings of Cabot Advisors, decreased $272,000 from $474,000 for the quarter ended March 31, 1998 to $202,000 for the quarter ended March 31, 1999. The decrease is primarily due to a decrease in the average invested cash balance for the quarter ended March 31, 1999.

Interest expense for the quarter ended March 31, 1999 represents interest incurred on $149.8 million of mortgage indebtedness outstanding at March 31, 1999, and interest on outstanding borrowings under Cabot Trust's Acquisition Facility, net of $544,000 of interest capitalized to development projects. Interest expense for 1998 was incurred for only 56 days on $13.4 million of indebtedness.

During 1998 Cabot Trust entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot Trust paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot Trust recorded a loss related to the Settlement of Treasury Lock of $2.5 million in the quarter ended March 31, 1999.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units. At March 31, 1999, Cabot Trust owned 92.9% of Cabot L.P.; therefore, minority interest ownership was 7.1%. For the quarter ended March 31, 1998, minority interest ownership was 57.2%. As discussed in Note 2 to the financial statements, during the quarter ended March 31, 1999 a significant number of Units were converted to Common Shares, resulting in a decreased minority interest expense.

Capital Resources and Liquidity

Cabot Trust intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot Trust may also consider equity financing when such financing is available on attractive terms.

In March 1998 Cabot Trust established a $325, million unsecured revolving line of credit facility (the Acquisition Facility) with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain limits and requirements for debt to asset ratios, debt service coverage minimums, and other limitations. Cabot Trust believes cash flow from operations not distributed to Shareholders and Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

In the normal course of operations, Cabot Trust has purchased approximately $50 million of real estate assets subsequent to March 31, 1999, and as of May 11, 1999 has commitments to purchase approximately $36 million of additional real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether all these assets will actually be purchased. The completed real estate asset acquisitions were primarily funded through Acquisition Facility borrowings and proceeds from the unsecured debt offering described below.

Cabot Trust also has agreements to sell two buildings for an aggregate sales price of approximately $17 million. These sales are expected to result in a net gain of approximately $3.4 million for one transaction, and a net loss of approximately $700,000 for the other. Because the sales are subject to a number of conditions that must be met prior to closing, it is uncertain as to whether these sales will actually be consummated.

As of March 31, 1999, Cabot L.P. had $149.8 million of fixed rate debt secured by properties, $211 million of unsecured borrowings under its Acquisition Facility and a 30.5% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot Trust's total consolidated debt as a percentage of the market value of outstanding Common Shares and Units (not held by Cabot Trust) plus total debt. Cabot Trust has entered into an interest rate cap arrangement relating to its LIBOR-based Acquisition Facility for a notional amount of $124 million for the period March 19, 1999 through June 19, 1999. The arrangement is intended to result in limiting the LIBOR component of Cabot Trust's interest rate on an equivalent amount of borrowings to 5.35% per annum.

On April 29, 1999, Cabot L.P. completed a private sale of $65 million of 8.625% Series B Cumulative Redeemable Perpetual Preferred Units at $50 per unit. Proceeds of the offering were used to repay borrowings under Cabot Trust's Acquisition Facility. The Preferred Units, which may be called by Cabot Trust at par on or after April 29, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of Cabot L.P.

On May 4, 1999, Cabot L.P. completed a $200 million senior unsecured debt offering. The debt has a maturity of five years, a coupon rate of 7.125% and was priced at 99.724%, resulting in a yield to maturity of 7.192%. The net proceeds of the offering were $197.2 million and were used in part to repay borrowings under Cabot Trust's Acquisition Facility.

Cabot Trust has assessed its Year 2000 readiness with respect to its internal accounting and information systems. Cabot Trust also has contacted its significant vendors, including banks and software providers, to determine whether those vendors are satisfactorily addressing the Year 2000 problem with respect to the products and services they provide to Cabot Trust. No significant issues or costs of remediation have been identified with respect to such systems or vendors. Cabot Trust has also completed its review of its other internal systems (consisting primarily of property-related systems, such as elevators and heating, ventilation and air conditioning systems) and has developed a

Year 2000 remedial plan to address issues identified in such review, none of which are considered by Cabot Trust to be material. Remediation costs to date have not been material and Cabot Trust does not expect any significant issues or remediation costs as a result of completion of its remedial plan due to the relatively uncomplicated nature of its real estate assets (industrial properties) and the general nature of its leases, which in many instances provide for the reimbursement of costs from its tenants. Cabot Trust believes that there will be no direct material effects on its operating performance or results of operations from the Year 2000 problem as it relates to Cabot Trust's internal systems and significant vendors. Cabot Trust further believes that adequate alternative service providers will be available to it if any of its vendors experience unexpected difficulties as a result of Year 2000 systems failures and, accordingly, has not established any specific contingency plans in this regard. It is not possible to quantify any potential indirect effects that may result from the lack of Year 2000 readiness on the part of third parties, including tenants, with whom Cabot Trust conducts its business.

Cash and cash equivalents totaled $34.6 million at March 31, 1999. Cash provided by operating activities for the three months ended March 31, 1999, was $20.8 million.

ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Cabot Trust's exposure to market risk has not changed materially from its exposure at December 31, 1998.

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

          Not Applicable

Item 5. Other Information

          Not Applicable

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K.

               On January 29, 1999, Cabot Trust filed a Form 8-K dated December 29, 1998, to report information, under Items 5 and 7 of Form 8-K, including financial statements under Rule 3-14 of Regulation S-X of acquired and to be acquired real estate.

               On March 22, 1999, Cabot Trust filed a Form 8-K dated March 22, 1999, which was amended on April 26, 1999, to report information, under Items 5 and 7 of Form 8-K, including pro forma financial statements under Item 11 of Regulation S-X of Cabot Trust for the year ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of May 1999.


                                     CABOT INDUSTRIAL TRUST
                                     Registrant


         5/13/99                     /s/ Neil E. Waisnor
-------------------------            ------------------------------------
          Date                           Neil E. Waisnor
                                         Senior Vice President-Finance,
                                         Treasurer, Secretary


         5/13/99                     /s/ Robert E. Patterson
-------------------------            ------------------------------------
          Date                           Robert E. Patterson
                                         President