Form 10-Q
period 1999-06-30
CABOT INDUSTRIAL TRUST
filed 1999-08-16
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended: June 30, 1999      Commission File Number:  1-13829
                       -------------                               -------

                             CABOT INDUSTRIAL TRUST
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                     04-3397866
        -------------                                  ----------
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

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of August 13, 1999, 40,619,420 Common Shares of Beneficial Interest, $.01 par value, of the Registrant were outstanding.

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

In the opinion of Cabot Trust's management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 1999 through June 30, 1999 are not necessarily indicative of the results that may be expected for the period from January 1, 1999 through December 31, 1999.

                            CABOT INDUSTRIAL TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEET
                   As of June 30, 1999 and December 31, 1998
                       (in thousands, except share data)


                                                                                 June 30, 1999          December 31, 1998
                                                                            ----------------------    -------------------
                                                                                  (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                              $   1,242,712                  $ 1,072,675
Less:  Accumulated Depreciation                                                      (28,812)                     (17,290)
                                                                               -------------                  -----------
     Net Rental Properties                                                         1,213,900                    1,055,385
Properties under Development                                                          46,334                       23,108
                                                                               -------------                  -----------
                                                                               $   1,260,234                  $ 1,078,493
                                                                               -------------                  -----------
OTHER ASSETS:
Cash and Cash Equivalents                                                      $         827                  $     2,301
Rents and Other Receivables,
     net of reserve for uncollectible accounts of $388 and $312
     at June 30, 1999 and December 31, 1998, respectively                              3,844                        2,872
Deferred Rent Receivable                                                               3,985                        2,638
Deferred Lease Acquisition Costs, Net                                                 18,999                       17,362
Deferred Financing Costs, Net                                                          3,981                        1,255
Investment in and Advances to Cabot Advisors                                             920                          582
Other Assets                                                                           4,790                        5,067
                                                                               -------------                  -----------
TOTAL ASSETS                                                                   $   1,297,580                  $ 1,110,570
                                                                               =============                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                                  $     159,103                  $    48,206
Unsecured Debt                                                                       200,000                         --
Line of Credit Borrowings                                                              4,000                      200,000
Accounts Payable                                                                         889                          511
Accrued Real Estate Taxes                                                              8,155                        7,309
Distributions Payable                                                                 14,835                       14,134
Tenant Security Deposits and Prepaid Rents                                             6,087                        4,956
Other Liabilities                                                                     21,357                       18,156
                                                                               -------------                  -----------
                                                                               $     414,426                  $   293,272
                                                                               -------------                  -----------
MINORITY INTEREST:
8.625% Series B Cumulative Redeemable Perpetual Preferred Units                $      63,175                  $      --
Limited Partnership Units                                                             56,642                      468,311
                                                                               -------------                  -----------
TOTAL MINORITY INTEREST                                                        $     119,817                  $   468,311
                                                                               -------------                  -----------
SHAREHOLDERS' EQUITY:
Common Shares, $0.01 par value, 150,000,000 shares authorized;
    40,619,420 shares issued and outstanding at June 30, 1999,
    and 18,586,764 shares issued and outstanding at December 31, 1998          $         406                  $       186
Paid in Capital                                                                      767,776                      348,912
Retained Deficit                                                                      (4,845)                        (111)
                                                                               -------------                  -----------
TOTAL SHAREHOLDERS' EQUITY                                                     $     763,337                  $   348,987
                                                                               -------------                  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $   1,297,580                  $ 1,110,570
                                                                               =============                  ===========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
          For the Three Months ended June 30, 1999 and June 30, 1998
               (unaudited, in thousands, except per share data)


                                                                       Three Months Ended           Three Months Ended
                                                                         June 30, 1999                June 30, 1998
                                                                 ----------------------------     -------------------
REVENUES:
Rental Revenue                                                             $   32,004                 $   22,813
Tenant Reimbursements                                                           5,178                      3,346
                                                                           ----------                 ----------
                Total Revenues                                                 37,182                     26,159
                                                                           ----------                 ----------
EXPENSES:
Property Operating                                                              2,749                      1,474
Property Taxes                                                                  4,125                      3,100
Depreciation and Amortization                                                   7,353                      5,072
General and Administrative                                                      2,136                      1,722
Interest                                                                        5,822                        797
                                                                           ----------                 ----------
                Total Expenses                                                 22,185                     12,165
                                                                           ----------                 ----------

Interest and Other Income                                                         304                        248
Gain on Sale of Real Estate                                                     3,404                        --
                                                                           ----------                 ----------
                                                                                3,708                        248
                                                                           ----------                 ----------

Income Before Minority Interest Expense                                        18,705                     14,242
Minority Interest Expense                                                      (3,544)                    (8,161)
                                                                           ----------                 ----------
Net Income                                                                 $   15,161                 $    6,081
                                                                           ==========                 ==========
Earnings per Share:
    Basic                                                                  $      .41                 $      .33
                                                                           ==========                 ==========
    Diluted                                                                $      .41                 $      .33
                                                                           ==========                 ==========
Weighted Average Shares:
    Basic                                                                      37,324                     18,587
                                                                           ==========                 ==========
    Diluted                                                                    37,324                     18,587
                                                                           ==========                 ==========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           For the Six Months ended June 30, 1999 and June 30, 1998
               (unaudited, in thousands, except per share data)

                                                                                                    Six Months Ended
                                                                        Six Months Ended              June 30, 1998
                                                                          June 30, 1999                   (Note 1)
                                                                       ------------------             -------------
REVENUES:
Rental Revenue                                                              $   61,225                    $  35,655
Tenant Reimbursements                                                           10,095                        5,237
                                                                            ----------                    ---------
                Total Revenue                                                   71,320                       40,892
                                                                            ----------                    ---------
EXPENSES:
Property Operating                                                               5,429                        2,516
Property Taxes                                                                   7,970                        4,742
Depreciation and Amortization                                                   14,163                        8,246
General and Administrative                                                       4,321                        2,790
Interest                                                                        10,137                          952
Settlement of Treasury Lock                                                      2,492                          --
                                                                            ----------                    ---------
                Total Expenses                                                  44,512                       19,246
                                                                            ----------                    ---------

Interest and Other Income                                                          506                          722
Gain on Sale of Real Estate                                                      3,404                          --
                                                                            ----------                    ---------
                                                                                 3,910                          722
                                                                            ----------                    ---------

Income Before Minority Interest Expense                                         30,718                       22,368
Minority Interest Expense                                                       (7,866)                     (12,809)
                                                                            ----------                    ---------
Net Income                                                                  $   22,852                    $   9,559
                                                                            ==========                    =========
Earnings per Share:
    Basic                                                                   $      .68                    $     .51
                                                                            ==========                    =========
    Diluted                                                                 $      .68                    $     .51
                                                                            ==========                    =========
Weighted Average Shares:
    Basic                                                                       33,489                       18,587
                                                                            ==========                    =========
    Diluted                                                                     33,489                       18,587
                                                                            ==========                    =========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
           For the Six Months ended June 30, 1999 and June 30, 1998
                           (unaudited, in thousands)

                                                                                                              Six Months Ended
                                                                                       Six Months Ended        June 30, 1998
                                                                                         June 30, 1999           (Note 1)
                                                                                       ----------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                          $     22,852            $      9,559
        Adjustments to reconcile net income to cash provided by operating activities:
             Depreciation and Amortization                                                     14,163                   8,246
             Minority Interest Expense                                                          7,866                  12,809
             Straight Line Rent Adjustment                                                     (1,376)                 (1,090)
             Amortization of Deferred Financing Costs                                             408                     140
             Gain on Sale of Real Estate                                                       (3,404)                    --
             Increase in Rents and Other Receivables                                             (972)                 (1,102)
             Increase in Other Assets                                                            (268)                 (1,622)
             Increase in Accounts Payable                                                         475                     196
             Increase in Accrued Real Estate Taxes                                                846                   5,877
             Increase in Other Liabilities                                                      4,175                   4,841
                                                                                         ------------            ------------
     Cash Provided by Operating Activities                                                     44,765                  37,854
                                                                                         ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                                    (179,214)               (253,189)
     Improvements to Property                                                                    (842)                   (751)
     Increase in Other Assets                                                                    (946)                    --
     Advances to Cabot Advisors, net                                                             (330)                    --
     Net Proceeds from Sale of Real Estate                                                     10,377                     --
                                                                                         ------------            ------------
     Cash Used in Investing Activities                                                   (170,955)               (253,940)
                                                                                         ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Unsecured Debt                                                 200,000                     --
     Discount related to Unsecured Debt                                                          (552)                    --
     Proceeds from Issuance of Secured Debt                                                    93,215                     --
     Debt Principal Repayments                                                                 (1,453)                (13,427)
     Line of Credit (Repayments) Advances, net                                               (196,000)                 68,000
     Increase in Deferred Financing Costs                                                      (2,375)                 (1,654)
     Distributions Paid to Minority Interests                                                 (10,134)                 (5,035)
     Distributions Paid to Common Shareholders                                                (19,816)                 (3,755)
     Proceeds from Issuance of Common Shares, net                                              (1,138)                178,559
     Proceeds from Issuance of Preferred Units, net                                            63,309                     --
     Increase in Other Assets                                                                    (340)                    --
     Repurchase of Partnership Units                                                              --                   (1,217)
                                                                                         ------------            ------------
     Cash Provided by Financing Activities                                                    124,716                 221,471
                                                                                         ------------            ------------
Net (Decrease) Increase in Cash and Cash Equivalents                                           (1,474)                  5,385
                                                                                         ------------            ------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                 2,301                       1
                                                                                         ------------            ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                $        827            $      5,386
                                                                                         ============            ============
Cash paid for interest and settlement of treasury lock, net of amounts
 capitalized                                                                             $     10,483            $        640
                                                                                         ============            ============

                            CABOT INDUSTRIAL TRUST

           For the Six Months ended June 30, 1999 and June 30, 1998
                          (unaudited, in thousands)


DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In conjunction with the Offering and Formation Transactions in 1998, Cabot Trust assumed $18,413 of indebtedness and issued 33,850 Common Shares and Partnership Units in exchange for real estate assets and the advisory business of Cabot Partners valued at $659,021 and $77, respectively.

During the six months ended June 30, 1999, 22,033 Partnership Units were exchanged for Common Shares.

In conjunction with real estate acquisitions, Cabot Trust assumed $19,135 of indebtedness and issued Units valued at $2,743 during the six months ended June 30, 1999 and assumed $12,547 of indebtedness and issued Units valued at $2,268 during the six months ended June 30, 1998 (Note 1).

At June 30, 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $10,949, accrued offering costs totaled $415 and accrued financing costs totaled $269.

At June 30, 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $8,374 and accrued offering costs totaled $1,898.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


1.  General

Organization

Cabot Industrial Trust (Cabot Trust), a Maryland real estate investment trust, was formed on October 10, 1997. Cabot Trust is the managing general partner of a limited partnership, Cabot Industrial Properties, L.P. (Cabot L.P.), and conducts substantially all of its business through Cabot L.P. As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P., and therefore Cabot Trust consolidates the assets, liabilities and results of operations of Cabot L.P. for financial reporting purposes. Cabot Trust is a fully integrated, internally managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners). Cabot Trust expects to qualify as a real estate investment trust (a REIT) for federal income tax purposes.

Since Cabot Trust was formed on October 10, 1997, and did not begin operations until February 4, 1998 (see Note 2), the results for the six months ended June 30, 1998 represent activity for 147 days, or approximately 5 months.

As of June 30, 1999, Cabot Trust owned 267 industrial properties located in 21 markets throughout the United States and containing approximately 32 million rentable square feet. These properties were approximately 97.6% leased to 534 tenants at June 30, 1999.

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

The Formation Transactions

On February 4, 1998, under a Contribution Agreement executed by Cabot Trust, Cabot L.P., Cabot Partners and various other contributors, 122 real estate properties, certain real estate advisory contracts and other assets were (i) contributed to Cabot L.P. in exchange for Units in Cabot L.P. that are exchangeable, subject to certain restrictions, for Common Shares of Cabot Trust or (ii) contributed to Cabot Trust in exchange for Common Shares. The properties contributed to Cabot Trust were each contributed to Cabot L.P. in exchange for the number of general partnership Units in Cabot L.P. equal to the number of Common Shares exchanged for the property.

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the non-voting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot Trust.

During the six months ended June 30, 1999, Cabot L.P. issued 143,087 Units in conjunction with an acquisition and Cabot Trust issued 22,032,656 Common Shares in exchange for Units of Cabot L.P. As a result, Cabot Trust owned 93.1% of the common equity of Cabot L.P. as of June 30, 1999. The remaining 6.9%, which is owned by investors holding Cabot L.P. Units, is considered minority interest.

                            CABOT INDUSTRIAL TRUST

                                 June 30, 1999


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

Distributions

On March 10, 1999, Cabot Trust and Cabot L.P. declared distributions of $.34 per Common Share/Unit payable on April 30, 1999 to Shareholders or Unitholders of record as of April 9, 1999, and on June 9, 1999, Cabot Trust and Cabot L.P. declared distributions of $.34 per Share/Unit payable on July 29, 1999, to Shareholders or Unitholders of record as of July 9, 1999. In addition, on June 9, 1999, Cabot L.P. declared distributions of $.75468 per 8.625% Series B Preferred Unit, payable on June 30, 1999, to Preferred Unitholders of record on June 17, 1999. These preferred distributions are classified as minority interest expense in the accompanying consolidated condensed statements of operations.

8.625% Series B Cumulative Redeemable Perpetual Preferred Equity

On April 29, 1999, Cabot L.P. completed a private sale of $65 million of 8.625% Series B Cumulative Redeemable Perpetual Preferred Units at $50 per unit. Proceeds of the offering of $63,175,000 were used to repay borrowings under Cabot Trust's Acquisition Facility. The Preferred Units, which may be called by Cabot Trust at par on or after April 29, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of Cabot L.P.

3. Property Acquisitions

During the period from April 1, 1999 through June 30, 1999, Cabot Trust acquired the following industrial properties:

          Property Location                      Property Type             Square Feet       Acquisition Cost
--------------------------------------    --------------------------     --------------    ------------------
                                                                                                    (000'S)
San Fernando Road, Los Angeles, CA          Multitenant Distribution            102,800             $  34,281
Tyburn Street, Los Angeles, CA              Multitenant Distribution             85,142
San Fernando Road, Los Angeles, CA          Multitenant Distribution             80,500
San Fernando Road, Los Angeles, CA          Workspace                            66,410
San Fernando Road, Los Angeles, CA          Multitenant Distribution             58,860
San Fernando Road, Los Angeles, CA          Workspace                            41,894
San Fernando Road, Los Angeles, CA          Workspace                            17,000

Sunnyslope Avenue, Tewksbury, MA            Multitenant Distribution            153,641             $  21,050
Kenwood Circle, Franklin, MA                Multitenant Distribution            153,369
South Street, Hopkinton, MA                 Multitenant Distribution             70,600
Progress Road, Billerica, MA                Multitenant Distribution             69,500
Progress Road, Billerica, MA                Multitenant Distribution             57,600


                            CABOT INDUSTRIAL TRUST

                              June 30, 1999

          Property Location                      Property Type             Square Feet       Acquisition Cost
--------------------------------------    --------------------------     --------------    ------------------
                                                                                                    (000'S)

Penny Lane, Schaumberg, IL                  Workspace                            27,742            $    2,215
Penny Lane, Schaumberg, IL                  Workspace                            20,722

Bristol Court, Jessup, MD                   Workspace                            60,000            $    2,796

Kellogg Avenue, Carlsbad, CA                Workspace                            39,900            $    2,960

Oakridge Way, Vista, CA                     Workspace                            53,239            $    4,085

Commerce Boulevard, Charlotte, NC           Workspace                            80,640            $   10,354
Woodpark Boulevard, Charlotte, NC           Workspace                            65,850
Woodpark Boulevard, Charlotte, NC           Workspace                            56,000
Woodpark Boulevard, Charlotte, NC           Workspace                            48,600
North I-85 Service Road, Charlotte, NC      Workspace                            44,150

Marine Drive, Rockhill, SC                  Bulk Distribution                   471,744            $   14,135

Williams Drive, Marietta, GA                Multitenant Distribution             84,124            $    7,357
Williams Drive, Marietta, GA                Multitenant Distribution             70,164
Williams Drive, Marietta, GA                Multitenant Distribution             54,032
                                                                         --------------          ------------
TOTALS                                                                        2,134,223             $  99,233
                                                                         ==============          ============

4.  Debt Activity

On May 4, 1999, Cabot L.P. completed a $200.0 million unsecured debt offering. The debt has a maturity of five years, a coupon rate of 7.125% and was priced at 99.724%, resulting in a yield to maturity of 7.192%. The net proceeds of the offering were $197.4 million and were used in part to repay borrowings under Cabot Trust's Acquisition Facility.

In conjunction with acquisitions made during the six months ended June
30, 1999, Cabot Trust assumed debt of $19.1 million, with coupon interest rates ranging from 7.375% to 9.375%, secured by properties with a net book value of approximately $33.2 million. In addition, Cabot L.P. borrowed $87.6 million in February 1999 and borrowed an additional $5.6 million under the same agreement in April 1999, all secured by specific properties. At June 30, 1999, these properties had a net book value of $136.6 million. This borrowing has a fixed interest rate of 7.25% per annum and a 10-year term. Monthly installments of principal and interest are due based on a 25-year amortization rate, and the remaining balance outstanding is due at the end of the 10-year term. This borrowing is subject to various customary covenants. The proceeds from the borrowing were used to repay a portion of the balance outstanding under Cabot Trust's Acquisition Facility.

During 1998 Cabot Trust entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54%

                            CABOT INDUSTRIAL TRUST

                                 June 30, 1999

for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot Trust paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot Trust recorded a loss of $2.5 million in the quarter ended March 31, 1999.

5. Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period subsequent to Cabot Trust's commencement of operations (see Note 1). Diluted earnings per share have been computed considering the dilutive effect of the exercise of Unit and Common Share options granted by Cabot Trust. Basic and diluted earnings per share were calculated as follows:

                                                                                         Six Months Ended
                                                              Six Months Ended             June 30, 1998
                                                               June 30, 1999               (see Note 1)
                                                        --------------------------    --------------------
Basic:
Net Income                                                     $  22,852,000                 $   9,559,000
                                                               -------------                 -------------

Weighted Average Shares                                           33,489,000                    18,587,000
                                                               -------------                 -------------
Basic Earnings per Share                                       $         .68                 $         .51
                                                               =============                 =============
Diluted:
Net Income                                                     $  22,852,000                 $   9,559,000
Effect of Unit Options                                                (8,000)                      (43,000)
                                                               -------------                 -------------

Income available to Common Shareholders, as adjusted           $  22,844,000                 $   9,516,000
                                                               -------------                 -------------
Weighted Average Shares                                           33,489,000                    18,587,000
                                                               -------------                 -------------
Diluted Earnings per Share                                     $         .68                 $         .51
                                                               =============                 =============

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

Introduction

Cabot Trust is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot Trust owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At June 30, 1999, Cabot Trust owned 267 industrial properties, 60 of which properties were acquired during the period from January 1, 1999 through June 30, 1999. Cabot Trust sold one property on June 22, 1999. Cabot Trust was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of its Formation Transactions and Offerings on February 4, 1998, the date of Cabot Trust's initial public offering.

Results of Operations

Since Cabot Trust did not begin operations until February 4, 1998, the results for the six months ended June 30, 1998 represent activity for only 147 days.

Quarter Ended June 30, 1999 compared with Quarter Ended June 30, 1998

Net income allocable to common shareholders for the quarter ended June 30, 1999, totaled $15.2 million or $.41 per share, compared with $6.1 million or $.33 per share for the quarter ended June 30, 1998. The increase in net income allocable to common shareholders was due to the conversion of Units to Common Shares discussed in Note 2 to the financial statements, which resulted in a decrease in the allocation of income to minority interest, but has no effect on net income per share. The increase of 24% in net income per share was primarily due to the income realized from increased investment in real estate as well as increased earnings from Baseline Properties.

Rental revenues were $37.2 million, including tenant reimbursements of $5.2 million, for the quarter ended June 30, 1999, compared with $26.2 million, including tenant reimbursements of $3.3 million, for the quarter ended June 30, 1998. Total rental revenue of $26.4 million and $25.1 million was generated in 1999 and 1998, respectively, by the properties owned as of March 31, 1998 and still owned at June 30, 1999, (the Quarterly Baseline Properties) and total rental revenue $10.5 million and $619,000 million in 1999 and 1998, respectively, was generated by the properties acquired or developed subsequent to March 31, 1998. The growth in rental revenue for Quarterly Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1998 and 1999.

The operating margin (the ratio of total revenues minus property operating and real estate tax expenses to total revenues) was relatively unchanged at approximately 82% for the quarter ended June 30, 1999 compared to 83% for the quarter ended June 30, 1998.

Depreciation and amortization related to real estate investments totaled $7.3 million and $5.1 million for the quarters ended June 30, 1999 and 1998, respectively. The increase reflects the acquisition of real estate assets and additional deferred lease acquisition costs for Baseline Properties.

General and administrative expense increased by $414,000, to $2.1 million for the quarter ended June 30, 1999. The increase is primarily due to an increase in personnel to service the increase in the number of Cabot Trust's properties from 171 to 267 at the end of each period.

Interest expense grew, from $797,000 for the quarter ended June 30, 1998 to $5.8 million for the quarter ended June 30, 1999. The increase is the result of increased debt outstanding which was used primarily to fund real estate acquisitions. For the quarter ended June 30, 1998, Cabot Trust had $68.0 million of debt outstanding under its Acquisition Facility and $17.5 million of outstanding mortgage debt. For the quarter ended June 30, 1999, Cabot Trust had $4.0 million of debt outstanding under its Acquisition Facility, $159.1 million of outstanding mortgage debt and $200.0 million of unsecured debt outstanding, that was issued on May 4, 1999.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and earnings of Cabot Advisors, increased to $304,000 from $248,000 for the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998. The increase is primarily the result of increased average investment balances.

On June 22, 1999, Cabot Trust sold one property located in Massachusetts containing approximately 120,000 square feet for an aggregate sales price of approximately $10.5 million, which resulted in a gain of approximately $3.4 million.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and Series B Preferred Units. As of June 30, 1999, Cabot Trust owned 93.1% of the common equity of Cabot L.P.; minority interest ownership at that date was 6.9%. As of June 30, 1998, minority interest ownership was 57.3%. As discussed in Note 2 to the financial statements, a significant number of Units were converted to Common Shares, resulting in a decreased minority interest expense, which was offset by $981,000 of minority interest expense related to the Series B Preferred Units.

Six Months Ended June 30, 1999 compared with Six Months Ended June 30, 1998

Net income allocable to common shareholders for the six months ended June 30, 1999, totaled $22.9 million or $.68 per share, compared with $9.6 million or $.51 per share for the six months ended June 30, 1998. The increase in net income allocable to common shareholders is due to the conversion of Units to Common Shares discussed in Note 2 to the financial statements, which resulted in a decrease in the allocation of income to minority interest, but has no effect on net income per share. The increase is also the result of the full six months of operations in 1999 compared with 147 days in 1998 and increased earnings due primarily to increased investment in real estate assets as well as increased earnings from Baseline Properties.

Rental revenues were $71.3 million, including tenant reimbursements of $10.1 million, for the six months ended June 30, 1999, compared with $40.9 million, including tenant reimbursements of $5.2 million, for the six months ended June 30, 1998. Total rental revenue of $41.7 million and $32.5 million was generated in 1999 and 1998, respectively, by the 120 properties owned as of February 4, 1998 and still owned at June 30, 1999 (the Baseline Properties) and total rental revenue of $29.2 million and $7.6 million in 1999 and 1998, respectively, was generated by the 147 properties acquired or developed subsequent to February 4, 1998. The remainder of total rental revenue relates to properties sold in 1998 and 1999. The increase in rental revenues related to the Baseline Properties is primarily the result of 181 compared to 147 days of activity, as well as rental increases achieved on new leases (including extensions and renewals).

Depreciation and amortization related to real estate assets totaled $14.1 million and $8.2 million for the six months ended June 30, 1999 and 1998, respectively. The increase reflects the acquisition of real estate assets and 181 days of operations in 1999 compared to 147 days in 1998.

General and administrative expense increased by $1.5 million, to $4.3 million for the six months ended June 30, 1999. The increase is primarily due to a full six months of operations in the six months ended June 30, 1999, and also reflects an increase in personnel to service the increase in the number of Cabot Trust's properties from 171 to 267 at the end of each period.

Interest expense for the six months ended June 30, 1999 of $10.1 million represents interest incurred on the $200.0 million of unsecured debt and the $159.1 million of mortgage indebtedness outstanding at June 30, 1999, and interest on outstanding borrowings under Cabot Trust's Acquisition Facility, net of $1.3 million of interest capitalized to development projects. Interest expense of $1.0 million for 1998 was incurred for only 147 days, and was incurred on $68.0 million of indebtedness under the Acquisition Facility, and $17.5 million of secured debt outstanding on June 30, 1998.

During 1998 Cabot Trust entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot Trust paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot Trust recorded a loss related to the Settlement of Treasury Lock of $2.5 million in the quarter ended March 31, 1999, which is reflected in the six months ended June 30, 1999.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and earnings of Cabot Advisors, decreased $216,000 from $722,000 for the six months ended June 30, 1998 to $506,000 for the six months ended June 30, 1999, due primarily to lower average invested cash balances.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and Series B Preferred Units. At June 30, 1999, Cabot Trust owned 93.1% of the common equity of Cabot L.P.; minority interest ownership at that date was 6.9%. For the six months ended June 30, 1998, minority interest ownership was 57.3%. As discussed in Note 2 to the financial statements, during the six months ended June 30, 1999 a significant number of Units were converted to Common Shares, resulting in a decreased minority interest expense, which was offset by $981,000 of minority interest expense related to the Series B Preferred Units.

Capital Resources and Liquidity

Cabot Trust intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot Trust may also consider equity financing when such financing is available on attractive terms.

In March 1998 Cabot Trust established a $325 million unsecured revolving line of credit facility (the Acquisition Facility) with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain limits and requirements for debt to asset ratios, debt service coverage minimums, and other limitations. Cabot Trust believes cash flow from operations not distributed to Shareholders and Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

In the normal course of operations, Cabot Trust has purchased approximately $30 million of real estate assets subsequent to June 30, 1999, and as of July 31, 1999, has commitments to purchase approximately $90 million of additional real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether all these assets will actually be purchased.

Subsequent to June 30, 1999, Cabot Trust sold one building for an aggregate sales price of approximately $6.6 million. This sale is expected to result in a net loss of approximately $700,000.

As of June 30, 1999, Cabot L.P. had $159.1 million of fixed rate debt secured by properties, $4.0 million of unsecured borrowings under its Acquisition Facility, $200.0 million of unsecured debt, and a 27% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot Trust's total consolidated debt as a percentage of the market value of its outstanding Common Shares and Units (excluding those held by Cabot Trust) and the liquidation value of Perpetual Preferred Units plus total debt.

Cabot Trust entered into an interest rate cap arrangement relating to its LIBOR-based Acquisition Facility for a notional amount of $124 million for the period March 19, 1999 through June 19, 1999. The arrangement was intended to result in limiting the LIBOR component of Cabot Trust's interest rate on an equivalent amount of borrowings to 5.35% per annum.

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

On May 4, 1999, Cabot L.P. completed a $200.0 million unsecured debt offering. The debt has a maturity of five years, a coupon rate of 7.125% and was priced at 99.724%, resulting in a yield to maturity of 7.192%. The net proceeds of the offering were $197.4 million and were used in part to repay borrowings under Cabot Trust's Acquisition Facility.

Cash and cash equivalents totaled $827,000 at June 30, 1999. Cash provided by operating activities for the six months ended June 30, 1999, was $44.8 million.

Cabot Trust has assessed its Year 2000 readiness with respect to its internal accounting and information systems. Cabot Trust also has contacted its significant vendors, including banks and software providers, to determine whether those vendors are satisfactorily addressing the Year 2000 problem with respect to the products and services they provide to Cabot Trust. No significant issues or costs of remediation have been identified with respect to such systems or vendors. Cabot Trust has also completed its review of its other internal systems (consisting primarily of property-related systems, such as elevators and heating, ventilation and air conditioning systems) and has developed a Year 2000 remedial plan to address issues identified in that review, none of which are considered by Cabot Trust to be material. Remediation costs to date have not been material and Cabot Trust does not expect any significant issues or remediation costs as a result of completion of its remedial plan due to the relatively uncomplicated nature of its industrial real estate assets and the general nature of its leases, which in many instances provide for the reimbursement of costs from its tenants. Cabot Trust believes that there will be no direct material effects on its operating performance or results of operations from the Year 2000 problem as it relates to Cabot Trust's internal systems and significant vendors. Cabot Trust further believes that adequate alternative service providers will be available to it if any of its vendors experience unexpected difficulties as a result of Year 2000 systems failures and, accordingly, has not established any specific contingency plans in this regard. It is not possible to quantify any potential indirect effects that may result from the lack of Year 2000 readiness on the part of third parties, including tenants, with whom Cabot Trust conducts its business.

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



Item 1.    Legal Proceedings
               Not Applicable

Item 2.    Changes in Securities and Use of Proceeds
               Not Applicable

Item 3.    Defaults Upon Senior Securities
               Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

               On May 3, 1999, at the Annual Meeting of Shareholders, the shareholders reelected two incumbent Trustees to three-year terms expiring in 2002. The shareholders also elected one Trustee, Mr. George M. Lovejoy, Jr., to serve for the two-year remainder of the term for Class I Trustees. The Incumbent Trustees reelected at the meeting were Mr. Ronald L. Skates and Mr. W. Nicholas Thorndike. Mr. Skates received 38,745,043 shares voted in favor of election and 8,765 shares withheld; Mr. Thorndike received 38,611,243 shares voted in favor of election and 143,365 shares withheld; and Mr. George M. Lovejoy, Jr. received 38,745,543 shares voted in favor of election and 9,065 shares withheld. No abstentions or broker non-votes were recorded on the election of Trustees.

Item 5.   Other Information
               Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
               27  Financial Data Schedule

           (b)  Reports on Form 8-K.

               On April 1, 1999, Cabot Trust filed a Form 8-K dated March 11, 1999, to report information under Items 5 and 7 of Form 8-K, including financial statements under Rule 3-14 of Regulation S-X of acquired and to be acquired real estate.

               On April 29, 1999, Cabot Trust filed a Form 8-K dated April 28, 1999, to report information under Item 5 of Form 8-K, including a press release related to Cabot Trust's earnings and financial position for the first quarter of 1999.

               On April 29, 1999, Cabot Trust filed a Form 8-K dated April 29, 1999, to report information under Item 5 of Form 8-K, including documents relating to the issuance of debt securities by Cabot Industrial Properties, L.P. pursuant to Registration Statement No. 333-71585.

               On May 4, 1999, Cabot Trust filed a Form 8-K dated April 30, 1999, to report information under Item 5 of Form 8-K, including a press release related to Cabot Trust's issuance of 8.625% Series B Cumulative Redeemable Perpetual Preferred Units.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of August 1999.


                                        CABOT INDUSTRIAL TRUST
                                        -----------------------------
                                        Registrant


      8/13/99                           /s/ Neil E. Waisnor
-----------------                       -----------------------------
       Date                                 Neil E. Waisnor
                                            Senior Vice President-Finance,
                                            Treasurer, Secretary


      8/13/99                           /s/ Robert E. Patterson
-----------------                       -----------------------------
       Date                                 Robert E. Patterson
                                            President