Form 10-Q
period 1999-09-30
CABOT INDUSTRIAL TRUST
filed 1999-11-15
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended: September 30, 1999    Commission File Number: 1-13829
                       ------------------                            -------



                            CABOT INDUSTRIAL TRUST
                            ----------------------
            (Exact name of registrant as specified in its charter)

            Maryland                                    04-3397866
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



           Two Center Plaza, Suite 200, Boston, Massachusetts 02108
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                (617) 723-0900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X            NO
                                -----             -----

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of November 12, 1999, 40,619,420 Common Shares of Beneficial Interest, $.01 par value, of the Registrant were outstanding.

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

In the opinion of Cabot Trust's management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 1999 through September 30, 1999 are not necessarily indicative of the results that may be expected for the period from January 1, 1999 through December 31, 1999.

                            CABOT INDUSTRIAL TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEET
                As of September 30, 1999 and December 31, 1998
                       (in thousands, except share data)

                                                                                 September 30, 1999            December 31, 1998
                                                                                 ------------------            -----------------
                                                                                     (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                                   $1,389,886                    $1,072,675
Less:  Accumulated Depreciation                                                        (35,352)                      (17,290)
                                                                                    ----------                    ----------
     Net Rental Properties                                                           1,354,534                     1,055,385
Properties under Development                                                            54,466                        23,108
                                                                                    ----------                    ----------
                                                                                    $1,409,000                    $1,078,493
                                                                                    ----------                    ----------
OTHER ASSETS:
Cash and Cash Equivalents                                                           $   13,670                    $    2,301
Rents and Other Receivables,
     net of reserve for uncollectible accounts of $439 and $312
     at September 30, 1999 and December 31, 1998, respectively                           4,306                         2,872
Deferred Rent Receivable                                                                 4,976                         2,638
Deferred Lease Acquisition Costs, Net                                                   21,531                        17,362
Deferred Financing Costs, Net                                                            3,664                         1,255
Investment in and Advances to Cabot Advisors                                             1,272                           582
Other Assets                                                                             4,796                         5,067
                                                                                    ----------                    ----------
TOTAL ASSETS                                                                        $1,463,215                    $1,110,570
                                                                                    ==========                    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                                       $  160,441                    $   48,206
Unsecured Debt                                                                         200,000                             -
Line of Credit Borrowings                                                               91,000                       200,000
Accounts Payable                                                                           728                           511
Accrued Real Estate Taxes                                                               11,894                         7,309
Distributions Payable--Common                                                           14,835                        14,134
Distributions Payable--Preferred                                                           443                             -
Tenant Security Deposits and Prepaid Rents                                               6,342                         4,956
Other Liabilities                                                                       22,735                        18,156
                                                                                    ----------                    ----------
                                                                                    $  508,418                    $  293,272
                                                                                    ----------                    ----------
MINORITY INTEREST:
8.625% Series B Cumulative Redeemable Perpetual Preferred Units                     $   63,175                    $        -
8.625% Series C Cumulative Redeemable Perpetual Preferred Units                         63,175                             -
8.375% Series D Cumulative Redeemable Perpetual Preferred Units                          9,715                             -
Limited Partnership Units                                                               56,557                       468,311
                                                                                    ----------                    ----------
TOTAL MINORITY INTEREST                                                             $  192,622                    $  468,311
                                                                                    ----------                    ----------
SHAREHOLDERS' EQUITY:
Common Shares, $0.01 par value, 150,000,000 shares authorized;
    40,619,420 shares issued and outstanding at September 30, 1999,
    and 18,586,764 shares issued and outstanding at December 31, 1998               $      406                    $      186
Paid in Capital                                                                        767,776                       348,912
Retained Deficit                                                                        (6,007)                         (111)
                                                                                    ----------                    ----------
TOTAL SHAREHOLDERS' EQUITY                                                          $  762,175                    $  348,987
                                                                                    ----------                    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,463,215                    $1,110,570
                                                                                    ==========                    ==========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
     For the Three Months ended September 30, 1999 and September 30, 1998
               (unaudited, in thousands, except per share data)

                                                                        Three Months Ended              Three Months Ended
                                                                        September 30, 1999              September 30, 1998
                                                                        ------------------              ------------------
REVENUES:
Rental Revenues                                                               $35,388                         $24,914
Tenant Reimbursements                                                           5,452                           3,503
                                                                              -------                         -------
                Total Revenues                                                 40,840                          28,417
                                                                              -------                         -------
EXPENSES:
Property Operating                                                              3,090                           1,563
Property Taxes                                                                  4,564                           3,240
Depreciation and Amortization                                                   8,041                           5,862
General and Administrative                                                      2,254                           1,724
Interest                                                                        7,090                           2,365
                                                                              -------                         -------
                Total Expenses                                                 25,039                          14,754
                                                                              -------                         -------

Interest and Other Income                                                         274                             392
Loss on Sale of Real Estate                                                      (653)                              -
                                                                              -------                         -------
                                                                                 (379)                            392
                                                                              -------                         -------

Income Before Minority Interest Expense                                        15,422                          14,055
Minority Interest Expense                                                      (2,606)                         (8,054)
                                                                              -------                         -------
Net Income                                                                    $12,816                         $ 6,001
                                                                              =======                         =======
Earnings per Common Share:
    Basic                                                                     $  0.31                         $  0.32
                                                                              =======                         =======
    Diluted                                                                   $  0.31                         $  0.32
                                                                              =======                         =======
Weighted Average Common Shares:
    Basic                                                                      41,155                          18,587
                                                                              =======                         =======
    Diluted                                                                    41,155                          18,587
                                                                              =======                         =======

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      For the Nine Months ended September 30, 1999 and September 30, 1998
               (unaudited, in thounsands, except per share data)

                                                                                                         Nine Months Ended
                                                                           Nine Months Ended             September 30, 1998
                                                                          September 30, 1999                  (Note 1)
                                                                          ------------------             ------------------
REVENUES:
Rental Revenues                                                                $ 96,613                       $ 60,569
Tenant Reimbursements                                                            15,547                          8,740
                                                                               --------                       --------
                Total Revenues                                                  112,160                         69,309
                                                                               --------                       --------
EXPENSES:
Property Operating                                                                8,519                          4,079
Property Taxes                                                                   12,534                          7,982
Depreciation and Amortization                                                    22,204                         14,108
General and Administrative                                                        6,575                          4,514
Interest                                                                         17,227                          3,317
Settlement of Treasury Lock                                                       2,492                              -
                                                                               --------                       --------
                Total Expenses                                                   69,551                         34,000
                                                                               --------                       --------

Interest and Other Income                                                           780                          1,114
Net Gains on Sale of Real Estate                                                  2,751                              -
                                                                               --------                       --------
                                                                                  3,531                          1,114
                                                                               --------                       --------

Income Before Minority Interest Expense                                          46,140                         36,423
Minority Interest Expense                                                       (10,472)                       (20,863)
                                                                               --------                       --------
Net Income                                                                     $ 35,668                       $ 15,560
                                                                               ========                       ========
Earnings per Common Share:
    Basic                                                                      $   0.99                       $   0.84
                                                                               ========                       ========
    Diluted                                                                    $   0.99                       $   0.83
                                                                               ========                       ========
Weighted Average Common Shares:
    Basic                                                                        35,892                         18,587
                                                                               ========                       ========
    Diluted                                                                      35,892                         18,587
                                                                               ========                       ========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
      For the Nine Months ended September 30, 1999 and September 30, 1998
                           (unaudited, in thousands)

                                                                                                       Nine Months Ended
                                                                       Nine Months Ended               September 30, 1998
                                                                      September 30, 1999                   (Note 1)
                                                                      ------------------               ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                          $  35,668                         $  15,560
        Adjustments to reconcile net income to cash
         provided by operating activities:
             Minority Interest Expense                                      10,472                            20,863
             Depreciation and Amortization                                  22,204                            14,108
             Straight Line Rent Adjustment                                  (2,365)                           (1,738)
             Amortization of Deferred Financing Costs                          725                               308
             Net Gains on Sale of Real Estate                               (2,751)                                -
             Increase in Rents and Other Receivables                        (1,434)                           (1,159)
             Increase in Other Assets                                         (110)                           (1,692)
             Increase in Accounts Payable                                      209                               494
             Increase in Accrued Real Estate Taxes                           4,585                             7,924
             Increase in Other Liabilities                                   8,684                             6,812
                                                                         ---------                         ---------
     Cash Provided by Operating Activities                                  75,887                            61,480
                                                                         ---------                         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                 (345,388)                         (362,921)
     Improvements to Property                                               (1,333)                             (973)
     Increase in Other Assets                                                 (496)                                -
     Advances to Cabot Advisors, net                                          (689)                                -
     Net Proceeds from Sale of Real Estate                                  16,079                                 -
     Other                                                                       8                                 -
                                                                         ---------                         ---------
     Cash Used in Investing Activities                                    (331,819)                         (363,894)
                                                                         ---------                         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Unsecured Debt                              200,000                                 -
     Discount related to Unsecured Debt                                       (552)                                -
     Proceeds from Issuance of Secured Debt                                 93,215                                 -
     Debt Principal Repayments                                              (2,331)                          (13,790)
     Line of Credit (Repayments) Advances, net                            (109,000)                          169,000
     Increase in Deferred Financing Costs                                   (2,561)                           (1,668)
     Distributions Paid to Minority Interests                              (12,550)                          (13,138)
     Distributions Paid to Common Shareholders                             (33,628)                           (9,795)
     Net Proceeds from Issuance of Common Shares/Payment of
      Expenses of Issuance                                                  (1,257)                          177,885
     Proceeds from Issuance of Preferred Units, net                        136,484                                 -
     Increase in Other Assets                                                 (519)                                -
     Repurchase of Partnership Units                                             -                            (1,217)
                                                                         ---------                         ---------
     Cash Provided by Financing Activities                                 267,301                           307,277
                                                                         ---------                         ---------
Net Increase in Cash and Cash Equivalents                                   11,369                             4,863
                                                                         ---------                         ---------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              2,301                                 1
                                                                         ---------                         ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                $  13,670                         $   4,864
                                                                         =========                         =========
Cash paid for interest and settlement of treasury lock,
 net of amounts capitalized                                              $  13,647                         $   1,242
                                                                         =========                         =========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
      For the Nine Months ended September 30, 1999 and September 30, 1998
                           (unaudited, in thousands)

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In conjunction with the Offering and Formation Transactions in 1998, Cabot Trust assumed $18,413 of indebtedness and issued 33,850 Common Shares and Partnership Units in exchange for real estate assets and the advisory business of Cabot Partners valued at $659,072 and $77, respectively.

During the nine months ended September 30, 1999, 22,033 Partnership Units were exchanged for Common Shares.

In conjunction with real estate acquisitions, Cabot Trust assumed $21,351 of indebtedness and issued Units valued at $2,743 during the nine months ended September 30, 1999 and assumed $44,025 of indebtedness and issued Units valued at $2,268 during the nine months ended September 30, 1998 (Note 1).

In conjunction with a sale of real estate, Cabot Trust received a promissory note in the amount of $627,000 as a component of total consideration due from the seller. This note, payable on July 31, 2004, bears interest at the rate of 10% per annum compounded monthly.

At September 30, 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $8,455, accrued offering costs totaled $579 and accrued financing costs totaled $182.

At September 30, 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $11,597 and accrued offering costs totaled $1,224.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999

1.  General

Organization

Cabot Industrial Trust (Cabot Trust), a Maryland real estate investment trust, was formed on October 10, 1997. Cabot Trust is the managing general partner of a limited partnership, Cabot Industrial Properties, L.P. (Cabot L.P.), and conducts substantially all of its business through Cabot L.P. As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P., and therefore Cabot Trust consolidates the assets, liabilities, and results of operations of Cabot L.P. for financial reporting purposes. Cabot Trust is a fully integrated, internally managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners). Cabot Trust qualifies as a real estate investment trust (a
REIT) for federal income tax purposes.

Since Cabot Trust was formed on October 10, 1997, and did not begin operations until February 4, 1998 (see Note 2), the results for the nine months ended September 30, 1998 represent activity for 239 days, or approximately 8 months.

As of September 30, 1999, Cabot Trust owned 291 industrial properties located in 22 markets throughout the United States and containing approximately 35 million rentable square feet. These properties were approximately 98% leased to 591 tenants at September 30, 1999.

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

                            CABOT INDUSTRIAL TRUST

                              September 30, 1999

During the nine months ended September 30, 1999, Cabot L.P. issued 143,087 Units in conjunction with an acquisition and Cabot Trust issued 22,032,656 Common Shares in exchange for Units of Cabot L.P. As a result, Cabot Trust owned 93.1% of the common equity of Cabot L.P. as of September 30, 1999. The remaining 6.9%, which is owned by investors holding Cabot L.P. Units, is considered minority interest.

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

Cumulative Redeemable Perpetual Preferred Equity

On April 29, 1999, September 3, 1999 and September 27, 1999, Cabot L.P. completed the private sales of $65 million of 8.625% Series B Cumulative Redeemable Perpetual Preferred Units at $50 per unit, $65 million of 8.625% Series C Cumulative Redeemable Perpetual Preferred Units at $25 per unit and
$10 million of 8.375% Series D Cumulative Redeemable Perpetual Preferred Units at $50 per unit, respectively. Proceeds of the offerings of $63,175,000, $63,175,000 and $9,715,000, respectively, were used to repay borrowings under Cabot Trust's Acquisition Facility. The Preferred Units, which may be called by Cabot Trust at par on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption and are not convertible into any other securities of Cabot L.P.

Distributions

On March 10, 1999, Cabot Trust and Cabot L.P. declared distributions of $.34 per Common Share/Unit payable on April 30, 1999, to Shareholders or Unitholders of record as of April 9, 1999; on June 9, 1999, Cabot Trust and Cabot L.P. declared distributions of $.34 per Common Share/Unit payable on July 29, 1999, to Shareholders or Unitholders of record as of July 9, 1999; and on September 15, 1999, Cabot Trust and Cabot L.P. declared distributions of $.34 per Common Share/Unit payable on October 27, 1999, to Shareholders or Unitholders of record as of October 8, 1999.

On June 9, 1999, Cabot L.P. declared distributions of $.75468 per 8.625% Series B Preferred Unit, payable on June 30, 1999, to Series B Preferred Unitholders of record on June 17, 1999, and on September 15, 1999, Cabot L.P. declared distributions of $1.0781 per 8.625% Series B Preferred Unit, payable on September 30, 1999, to Series B Unitholders of record on September 17, 1999.
In addition, on September 15, 1999, Cabot L.P. declared distributions of $0.5331 per 8.625% Series C Preferred Unit, payable on December 1, 1999, to Series C Unitholders of record on November 17, 1999. These preferred distributions are classified as minority interest expense in the accompanying consolidated condensed statements of operations.

                            CABOT INDUSTRIAL TRUST

                              September 30, 1999

3.  Property Acquisitions

During the period from April 1, 1999 through September 30, 1999, Cabot Trust acquired the following industrial properties:

                                                                                                  Acquisition
            Property Location                       Property Type            Square Feet              Cost
-----------------------------------------    --------------------------    --------------      ----------------
                                                                                                     (000'S)
Vista Bella Way, Rancho Dominguez, CA          Multitenant Distribution           100,000             $  9,452
Manville Street, Compton, CA                   Multitenant Distribution           100,000

Westinghouse Boulevard, Charlotte, NC          Bulk Distribution                  183,551             $ 20,178
Westinghouse Boulevard, Charlotte, NC          Multitenant Distribution           159,085
Westinghouse Boulevard, Charlotte, NC          Multitenant Distribution           121,900
Westinghouse Boulevard, Charlotte, NC          Multitenant Distribution           104,000

Avenue F, Plano, TX                            Workspace                           73,086             $  5,014

N.W. 70th Avenue, Miami, FL                    Multitenant Distribution           215,019             $ 11,285

Alondra Boulevard, La Mirada, CA               Multitenant Distribution           237,089             $  9,880

South 78th Avenue, Hickory Hills, IL           Multitenant Distribution            83,170             $  3,180

Nokes Boulevard, Loudoun County, VA            Workspace                           78,671             $  6,295

Dahlia Street, Fontana, CA                     Bulk Distribution                  278,560             $ 23,317
East Easy Street, Simi Valley, CA              Bulk Distribution                  235,080

McLaughlin Avenue, San Jose, CA                Multitenant Distribution           134,483             $  8,235

Laussen Avenue, Chatsworth, CA                 Workspace                          124,518             $  7,122

West 82nd Street, Bloomington, MN              Workspace                          101,465             $  4,585

Crossroads Parkway, Bolingbrook, IL            Bulk Distribution                  299,520             $ 11,445

Cordage Street, Charlotte, NC                  Multitenant Distribution           112,000             $  3,260

Newton Drive, Carlsbad, CA                     Bulk Distribution                  179,721             $ 12,980

Goldentop Road, San Diego, CA                  Workspace                           66,448             $  5,435

Greenleaf Avenue, Elk Grove Village, IL        Multitenant Distribution           150,000             $  6,455

                            CABOT INDUSTRIAL TRUST

                              September 30, 1999

                                                                                                  Acquisition
            Property Location                       Property Type            Square Feet              Cost
-----------------------------------------    --------------------------    --------------      ----------------
                                                                                                     (000'S)

Hillguard Road, Dallas, TX                     Multitenant Distribution           122,798             $  8,165
Hillguard Road, Dallas, TX                     Multitenant Distribution            71,565
Hillguard Road, Dallas, TX                     Multitenant Distribution            53,647
                                                                                ---------             --------

TOTALS                                                                          3,385,376             $156,283
                                                                                =========             ========

4.  Debt Activity

On May 4, 1999, Cabot L.P. completed a $200.0 million unsecured debt offering. The debt has a maturity of five years, a coupon rate of 7.125% and was priced at 99.724%, resulting in a yield to maturity of 7.192%. The net proceeds of the offering were $197.4 million and were used in part to repay borrowings under Cabot Trust's Acquisition Facility.

In conjunction with acquisitions made during the nine months ended September 30, 1999, Cabot Trust assumed debt of $21.4 million, with coupon interest rates ranging from 7.375% to 9.375%, secured by properties with a net book value of approximately $37.4 million. In addition, Cabot L.P. borrowed $87.6 million in February 1999 and borrowed an additional $5.6 million under the same agreement in April 1999, all secured by specific properties. At September 30, 1999, these properties had a net book value of $136.7 million. This borrowing has a fixed interest rate of 7.25% per annum and a 10-year term. Monthly installments of principal and interest are due based on a 25-year amortization rate, and the remaining balance outstanding is due at the end of the 10-year term. This borrowing is subject to various customary covenants. The proceeds from the borrowing were used to repay a portion of the balance outstanding under Cabot Trust's Acquisition Facility.

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

                            CABOT INDUSTRIAL TRUST

                              September 30, 1999



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

                                                                                          Nine Months Ended
                                                              Nine Months Ended           September 30, 1998
                                                             September 30, 1999              (see Note 1)
                                                           ----------------------       ---------------------
Basic:
Net Income                                                      $  35,668,000                  $  15,560,000
                                                                -------------                  -------------

Weighted Average Common Shares                                     35,892,000                     18,587,000
                                                                -------------                  -------------
Basic Earnings per Common Share                                 $         .99                  $         .84
                                                                =============                  =============

Diluted:
Net Income                                                      $  35,668,000                  $  15,560,000
Effect of Unit Options                                                (15,000)                       (70,000)
                                                                -------------                  -------------

Income available to Common Shareholders, as adjusted            $  35,653,000                  $  15,490,000
                                                                -------------                  -------------
Weighted Average Common Shares                                     35,892,000                     18,587,000
                                                                -------------                  -------------
Diluted Earnings per Common Share                               $         .99                  $         .83
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

Introduction

Cabot Trust is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot Trust owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At September 30, 1999, Cabot Trust owned 291 industrial properties, 84 of which properties were acquired during the period from January 1, 1999 through September 30, 1999. In addition, Cabot Trust sold two properties during the period January 1, 1999 through September 30, 1999. These properties were sold on June 22, 1999 and August 3, 1999. Cabot Trust was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of its Formation Transactions and Offerings on February 4, 1998, the date of Cabot Trust's initial public offering.

Results of Operations

Since Cabot Trust did not begin operations until February 4, 1998, the results for the nine months ended September 30, 1998 represent activity for only 239 days.

Quarter Ended September 30, 1999 compared with Quarter Ended September 30, 1998

Net income allocable to common shareholders for the quarter ended September 30, 1999 totaled $12.8 million or $.31 per share, compared with $6.0 million or $.32 per share for the quarter ended September 30, 1998. The increase in net income allocable to common shareholders is due to the conversion of Units to Common Shares discussed in Note 2 to the financial statements, which resulted in a decrease in the allocation of income to minority interest, but has no effect on net income per share. The decrease in net income per share was primarily due to the loss on sale on August 3, 1999, offset by the income realized from increased investment in real estate assets, as well as increased earnings from Quarterly Baseline Properties (defined below).

Rental revenues were $40.8 million, including tenant reimbursements of $5.5 million, for the quarter ended September 30, 1999, compared with $28.4 million, including tenant reimbursements of $3.5 million, for the quarter ended September 30, 1998. Total rental revenue of $28.5 million and $26.8 million was generated in 1999 and 1998, respectively, by the properties owned as of June 30, 1998, and still owned at September 30, 1999, (the Quarterly Baseline Properties) and total rental revenue of $12.2 million and $980,000 in 1999 and 1998, respectively, was generated by the properties acquired or developed subsequent to June 30, 1998. The growth in rental revenue for Quarterly Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1998 and 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased slightly to approximately 81% for the quarter ended September 30, 1999 compared with 83% for the quarter ended September 30, 1998. The decrease is primarily due to a change in the composition of leases, primarily as a result of acquisitions, to include more leases which provide the company pay expenses up to a specified amount.

Depreciation and amortization related to real estate assets totaled $8.0 million and $5.9 million for the quarters ended September 30, 1999 and 1998, respectively. The increase reflects the acquisition of real estate assets and additional deferred lease acquisition costs for Quarterly Baseline Properties.

General and administrative expense increased by $530,000, to $2.3 million for the quarter ended September 30, 1999. The increase is primarily due to an increase in personnel to service the increase in the number of Cabot Trust's properties from 202 to 291 at the end of each period.

Interest expense grew from $2.4 million for the quarter ended September 30, 1998 to $7.1 million for the quarter ended September 30, 1999. The increase is the result of increased debt outstanding which was used primarily to fund real estate acquisitions. For the quarter ended September 30, 1998, Cabot Trust had $169.0 million of debt outstanding under its Acquisition Facility and $48.6 million of outstanding mortgage debt. For the quarter ended September 30, 1999, Cabot Trust had $91.0 million of debt outstanding under its Acquisition Facility, $160.4 million of outstanding mortgage debt and $200.0 million of unsecured debt outstanding, that was issued on May 4, 1999.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and earnings of Cabot Advisors, decreased to $274,000 from $392,000 for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998.

On August 3, 1999, Cabot Trust sold a property located in New Jersey containing approximately 225,000 square feet for an aggregate sales price of approximately $6.6 million, which resulted in a loss of approximately $653,000.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and holders of Cumulative Redeemable Perpetual Preferred Units. As of September 30, 1999, Cabot Trust owned 93.1% of the common equity of Cabot L.P.; minority interest ownership at that date was 6.9%. As of September 30, 1998, minority interest ownership was 57.3%. As discussed in Note 2 to the financial statements, a significant number of Units were converted to Common Shares, resulting in a decreased minority interest expense, which was offset by $1.8 million of minority interest expense related to the Cumulative Redeemable Perpetual Preferred Units.

Nine Months Ended September 30, 1999 compared with Nine Months Ended September 30, 1998

Net income allocable to common shareholders for the nine months ended September 30, 1999 totaled $35.7 million or $.99 per diluted share, compared with $15.6 million or $.83 per diluted share for the nine months ended September 30, 1998. The increase in net income allocable to common shareholders is due to the conversion of Units to Common Shares discussed in Note 2 to the financial statements, which resulted in a decrease in the allocation of income to minority interest, but has no effect on net income per share. The increase is also the result of the full nine months of operations in 1999 compared with 239 days in 1998 and increased earnings due primarily to increased investment in real estate assets, as well as increased earnings from Baseline Properties (defined below).

Rental revenues were $112.2 million, including tenant reimbursements of $15.5 million, for the nine months ended September 30, 1999, compared with $69.3 million, including tenant reimbursements of $8.7 million, for the nine months ended September 30, 1998. Total rental revenue of $62.2 million and $52.0 million was generated in 1999 and 1998, respectively, by the 119 properties owned as of February 4, 1998, and still owned at September 30, 1999, (the Baseline Properties) and total rental revenue of $49.1 million and $15.7 million in 1999 and 1998, respectively, was generated by the 172 properties acquired or developed subsequent to February 4, 1998. The remainder of total rental revenue relates to properties sold in 1998 and 1999. The increase in rental revenue related to the Baseline Properties is primarily the result of 273 compared with 239 days of activity, as well as rental increases achieved on new leases (including extensions and renewals).

Depreciation and amortization related to real estate assets totaled $22.2 million and $14.1 million for the nine months ended September 30, 1999 and 1998, respectively. The increase reflects the acquisition of real estate assets and 273 days of operations in 1999 compared with 239 days in 1998.

General and administrative expense increased by $2.1 million, to $6.6 million for the nine months ended September 30, 1999. The increase is primarily due to a full nine months of operations in the nine months ended September 30, 1999, and also reflects an increase in personnel to service the increase in the number of Cabot Trust's properties from 202 to 291 at the end of each period.

Interest expense for the nine months ended September 30, 1999 of $17.2 million represents interest incurred on the $200.0 million of unsecured debt and the $160.4 million of mortgage indebtedness outstanding at September 30, 1999, and interest on outstanding borrowings under Cabot Trust's Acquisition Facility, net of $2.1 million of interest capitalized to development projects. Interest expense of $3.3 million for 1998 was incurred for only 239 days, and was incurred on $169.0 million of indebtedness under the Acquisition Facility and $48.6 million of mortgage indebtedness outstanding on September 30, 1998.

During 1998 Cabot Trust entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot Trust paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot Trust recorded a loss of $2.5 million in the quarter ended March 31, 1999, which is reflected in the nine months ended September 30, 1999.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and earnings of Cabot Advisors, decreased $334,000 from $1.1 million for the nine months ended September 30, 1998 to $780,000 for the nine months ended September 30, 1999, due primarily to lower average invested cash balances.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and holders of Cumulative Redeemable Perpetual Preferred Units. At September 30, 1999, Cabot Trust owned 93.1% of the common equity of Cabot L.P.; minority interest ownership at that date was 6.9%. For the nine months ended September 30, 1998, minority interest ownership was 57.3%. As discussed in Note 2 to the financial statements, during the nine months ended September 30, 1999 a significant number of Units were converted to Common Shares, resulting in a decreased minority interest expense, which was offset by $2.8 million of minority interest expense related to the Cumulative Redeemable Perpetual Preferred Units.

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

In the normal course of operations, Cabot Trust has purchased approximately $32 million of real estate assets subsequent to September 30, 1999, and as of October 31, 1999, has commitments to purchase approximately $17 million of additional real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether all these assets will actually be purchased.

As of September 30, 1999, Cabot Trust had $160.4 million of fixed rate debt secured by properties, $91.0 million of unsecured borrowings under its Acquisition Facility, $200.0 million of unsecured debt, and a 32% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot Trust's total consolidated debt as a percentage of the market value of its outstanding Common Shares and Units (excluding those held by Cabot Trust) and the liquidation value of Perpetual Preferred Units plus total debt.

Cabot Trust entered into an interest rate cap arrangement relating to its LIBOR-based Acquisition Facility for a notional amount of $100 million for the period October 1, 1999 through April 1, 2000. This arrangement is intended to result in limiting the LIBOR component of Cabot Trust's interest rate on an equivalent amount of borrowings to 6.5% per annum.

Cash and cash equivalents totaled $13.7 million at September 30, 1999. Cash provided by operating activities for the nine months ended September 30, 1999, was $75.9 million.

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

Item 3.   Defaults Upon Senior Securities
               Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.
               Not Applicable

Item 5.   Other Information
               Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27   Financial Data Schedule

          (b)  Reports on Form 8-K.

               On July 30, 1999, Cabot Trust filed a Form 8-K dated July 28, 1999, to report information under Item 5 of Form 8-K, including a press release related to Cabot Trust's earnings and financial position for the second quarter of 1999.

               On September 10, 1999, Cabot Trust filed a Form 8-K dated September 3, 1999, to report information under Item 5 of Form 8-K, including a press release related to Cabot Trust's issuance of 8.625% Series C Cumulative Redeemable Perpetual Preferred Units.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of November 1999.


                                        CABOT INDUSTRIAL TRUST
                                        ----------------------
                                             Registrant


     11/12/99                           /s/ Neil E. Waisnor
------------------                      ------------------------------------
       Date                             Neil E. Waisnor
                                        Senior Vice President-Finance,
                                        Treasurer, Secretary


     11/12/99                           /s/ Robert E. Patterson
------------------                      ------------------------------------
       Date                             Robert E. Patterson
                                        President