Form 10-K
period 1999-12-31
CABOT INDUSTRIAL TRUST
filed 2000-03-30
CIK 1047696

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
      _____________

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

            Two Center Plaza, Suite 200, Boston, Massachusetts 02108
            --------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

      The aggregate market value of the common shares of beneficial interest held by non-affiliates of the registrant was approximately $750,652,000 based on the closing price ($18.50) for such shares on the New York Stock Exchange on February 29, 2000.

      As of February 29, 2000, 40,619,420 shares of the registrant's common shares of beneficial interest were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III hereof incorporates by reference information contained in the registrant's proxy statement for its 2000 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS

           Description                                                      Page

PART I

Item 1.    Business........................................................... 1
Item 2.    Properties.........................................................12
Item 3.    Legal Proceedings..................................................22
Item 4.    Submission of Matters to a Vote of Security Holders................22
Item 4A.   Executive Officers of Registrant...................................22


PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................26
Item 6.    Selected Financial Data............................................28
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................29
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........33
Item 8.    Financial Statements and Supplementary Data........................35
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................77


PART III

Item 10.   Directors and Executive Officers of the Registrant.................77
Item 11.   Executive Compensation  ...........................................77
Item 12.   Principal and Management Shareholders..............................77
Item 13.   Certain Relationships and Related Transactions.....................77


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...79

SIGNATURES....................................................................78

                                     PART I

Item 1. Business

Cabot Trust

Cabot Industrial Trust ("Cabot Trust") was organized on October 10, 1997 as a Maryland real estate investment trust to continue and expand the national industrial real estate business of Cabot Partners Limited Partnership ("Cabot Partners"). Cabot Trust is organized in what is commonly referred to as an umbrella partnership, or "UPREIT" structure, meaning that its properties are held and its business is conducted primarily through a limited partnership, Cabot Industrial Properties, L.P. ("Cabot L.P."), of which Cabot Trust is the sole general partner. At December 31, 1999, Cabot Trust held a 93% partnership interest in Cabot L.P. The balance of the partnership interests in Cabot L.P. at that date was primarily held by investors who had contributed properties or assets to Cabot L.P. in connection with the commencement of the business of Cabot Trust and Cabot L.P. in their current form, or in subsequent transactions. See "Formation Transactions; Organizational Structure".

Cabot Trust is an internally managed, fully integrated real estate company which, through Cabot L.P., acquires or develops, leases, manages and holds for investment industrial real estate properties in principal markets throughout the United States. At December 31, 1999, Cabot L.P. owned a geographically diversified portfolio of 320 industrial properties having an aggregate of approximately 38 million rentable square feet, approximately 97% of which space was leased to 638 tenants. The properties are located in 22 states in each of the five principal regions (West, Midwest, Northeast, Southeast and Southwest) of the United States. As of December 31, 1999, no single tenant accounted for more than 2.6% of Cabot L.P.'s total annualized base rent. Between December 31, 1999 and February 29, 2000, Cabot L.P. acquired 14 industrial properties containing approximately 1,366,000 square feet and contracted to purchase seven additional industrial properties containing approximately 770,000 square feet.

Cabot Trust's goal is to be the preeminent national real estate company focused on serving a variety of industrial space users. As of December 31, 1999, Cabot Trust has a significant market presence across the United States, with properties in a total of 22 markets (19 of which Cabot Trust has identified as principal targeted markets), including 11 markets in which Cabot owns properties with more than one million rentable square feet. Its tenant base ranges from large national distributors using bulk warehouse and other types of industrial space in multiple locations to small companies located in single workspace properties. Cabot Trust believes that its geographic diversification and substantial presence in multiple markets is a strategic advantage that allows it to serve industrial space users with multiple site and industrial property type requirements, to compete more effectively in its individual markets, and to respond quickly to acquisition opportunities as they arise.

Cabot Trust offers a broad spectrum of industrial property types to meet the diverse needs of its tenants. Its properties are of three general types: bulk distribution properties, multitenant distribution properties and workspace properties (light industrial, R&D and similar facilities).

In addition to acquiring existing industrial properties, Cabot Trust is engaged in the development and construction of new properties. Its development activities are conducted through relationships with local builders selected by Cabot Trust. As of December 31, 1999, Cabot Trust had approved 17 development projects with total projected development costs of approximately $172.0 million. The projects are located in 12 of Cabot Trust's existing submarkets and involve construction of each of Cabot Trust's principal property types. Sixty-five percent of the square footage in development projects which have reached shell completion, with estimated total project costs of $66.8 million, have been leased.

Cabot Trust is taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As a REIT, Cabot Trust will not generally be subject to federal income tax to the extent that it distributes its taxable income to its shareholders.

Cabot Trust's principal executive offices are located at Two Center Plaza, Suite 200, Boston, Massachusetts 02108, and its telephone number is (617) 723-0900. Cabot Trust has regional offices in the Atlanta, Baltimore, Chicago, Cincinnati, Dallas, Los Angeles, Orlando and Phoenix markets.

Formation Transactions; Organizational Structure

In February 1998, Cabot Trust completed an initial public offering of 8,625,000 common shares of beneficial interest ("Common Shares") and a private placement of 1,000,000 Common Shares, in each case at an offering price of $20.00 per Common Share (collectively, the "Offerings"). The Offerings resulted in net proceeds to Cabot Trust of approximately $176.3 million. Concurrently with the completion of the Offerings, Cabot Trust also completed a series of business combinations (the "Formation Transactions") involving Cabot Partners and a number of property-owning entities, including both entities organized by Cabot Partners and its institutional advisory clients, and institutional investors that had no prior relationship with Cabot Partners (collectively, the "Contributing Investors"). The Formation Transactions resulted, among other things, in the transfer of ownership of 122 industrial properties to Cabot L.P.

Cabot Trust's interest in Cabot L.P. entitles it to share in cash distributions from, and in the profits and losses of, Cabot L.P. in proportion to Cabot Trust's percentage ownership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation). Limited partnership interests in Cabot L.P. ("Units") are convertible into Common Shares of Cabot Trust on a one-for-one basis subject to Cabot Trust's right to redeem such interests for cash in lieu of issuing Common Shares.

As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P. Cabot Trust holds one Unit in Cabot L.P. for each Common Share that it has issued. The net proceeds of the issuance of Common Shares of Cabot Trust are required to be contributed to Cabot L.P. in exchange for a corresponding number of Units of partnership interest.

Beginning on February 4, 1999, the original Unitholders in Cabot L.P., who were Contributing Investors in the Formation Transactions, had the right to convert their Units to Common Shares. During 1999, all of such Unitholders that are tax-exempt entities converted their Units to Common Shares (approximately 22 million shares), which reduced the minority common equity ownership in Cabot L.P. to approximately 7%.

Business Strategies

Cabot Trust's fundamental business objective is to maximize the total return to its shareholders through growth in its cash available for distribution per Common Share and in the value of its portfolio of industrial properties and operations. Cabot Trust believes that it is well positioned to take advantage of the opportunities presented by today's changing industrial real estate markets through the business strategies and operations described below.

Leveraging Substantial National Market Presence

Cabot Trust believes that maintaining and expanding its market presence in its 19 principal targeted markets across the country is an important factor in achieving future growth and its targeted returns on investment.

Cabot Trust believes that its substantial presence in its principal markets provides significant strategic advantages. Foremost among these advantages is that, through a national tenant marketing program, Cabot Trust is well positioned to market its industrial space to national companies and third-party logistics companies who have space requirements in multiple markets. The national tenant marketing program emphasizes the advantages of dealing with a single source for a company's industrial space needs in addition to the quality and attractive locations of Cabot Trust's properties. These advantages include greater efficiency of lease negotiations and day-to-day property management, as well as better understanding of the tenants' current needs and prospective space requirements. Cabot Trust serves 55 tenants in multiple properties. These tenants accounted for approximately 28% of Cabot Trust's annualized net rents as of December 31, 1999.

Cabot Trust believes that having a substantial inventory of properties and significant leasing activities within each local market increases its visibility to prospective tenants and enables it to establish strong relationships with leasing brokers and other local market participants. These brokers and market participants serve as sources of information and potential tenant referrals. In addition, larger inventories increase Cabot Trust's opportunities to relocate tenants to one or more of its other properties as their needs change. Increased size of operations in a market also enables Cabot Trust to bear the costs of the management personnel and facilities needed to build long-term tenant relationships in that market.

Serving a Variety of Tenants By Offering a Broad Spectrum of Industrial Property Types

Cabot Trust believes that its strategy of offering a variety of industrial property types provides complementary benefits in meeting Cabot Trust's growth objectives. Offering a broad spectrum of industrial property types and Cabot Trust's size and professional management capability enable Cabot Trust to provide better service, on a more cost-efficient basis, to national customers who need various types of workspace properties, in addition to distribution space, for their local operations. At the same time, offering a variety of industrial property types suitable for smaller companies enables Cabot Trust to capture a larger share of the growth in its chosen industrial property markets. Cabot Trust's strategy of offering diverse industrial property types also enables Cabot Trust to pursue opportunities as they arise within its tenant base by responding to shifts in demand at different stages of the economic cycle.

Growth Strategies

Cabot Trust intends to achieve its growth objectives through a combination of property acquisitions, development and internal growth.

Acquisitions

Cabot Trust seeks to capitalize on its competitive advantages primarily by acquiring additional modern, high-quality properties in attractive submarkets within the industrial markets that it currently serves. During 1999, Cabot Trust acquired 113 properties, consisting of 10 million rentable square feet in 14 targeted markets, totaling $448.3 million in 42 separate transactions. Through February 29, 2000, Cabot Trust acquired 14 additional properties in the Atlanta, Harrisburg and Phoenix markets, consisting of approximately 1,366,000 rentable square feet. In addition, Cabot Trust entered into contracts to acquire properties consisting of approximately 770,000 rentable square feet in the Atlanta, Charlotte, Dallas, San Diego and San Francisco markets. In the near term, Cabot Trust expects to moderate the pace of its acquisition program, compared to prior years.

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

      Emphasis on Market Research

Cabot Trust's property acquisitions are based on extensive research in each targeted market regarding (i) economic and demographic trends, (ii) the supply of and demand for industrial space in targeted submarkets, (iii) existing and potential tenant space requirements, (iv) rent levels and trends and (v) the physical characteristics of buildings within the market. Cabot Trust's research includes extensive in-market activity by its employees, including physical site inspections and continuing contacts with leasing brokers and other local market participants in the local markets.

      Diversification of Industrial Property Types

As of December 31, 1999, 69% of Cabot Trust's properties, based on annualized net rents, have been bulk distribution and multitenant distribution facilities because of the opportunities for superior returns such properties have provided. While Cabot Trust expects that both types of properties will continue to be part of its future acquisition program, Cabot Trust believes that workspace properties (light industrial, R&D and similar facilities) are also attractive in selected markets where they are in limited supply and strong demand exists. Cabot Trust continues to increase its acquisitions of workspace properties, which represented approximately 31% of its properties at December 31, 1999 based on annualized net rents. During 1999, Cabot Trust's acquisitions as defined by cost were 22% bulk distribution, 40% multitenant distribution and 38% workspace properties.

      Relationships with Institutional Real Estate Investors

Prior to the formation of Cabot Trust, management operated Cabot Partners, which was focused on serving public and private pension funds and other institutional real estate investors in connection with investments in and management of industrial real estate. This has provided Cabot Trust's management with an extensive knowledge of and, Cabot Trust believes, a favorable reputation with such investors. Cabot Trust believes that it will benefit from its relationships with these investors through further acquisitions as they increasingly seek to securitize their direct real estate investments.

      Capital Resources and UPREIT Structure

As of December 31, 1999, Cabot Trust had a debt-to-total market capitalization ratio of approximately 35%. Cabot Trust has used its relatively unleveraged capital structure and substantial equity base in its acquisition and development activities. Cabot Trust believes that its ability to borrow using its $325 million revolving credit acquisition facility has enhanced its credibility with potential property sellers. Cabot Trust's UPREIT structure, which enables it to acquire industrial properties on a non-cash basis by exchanging Units in Cabot L.P. for properties in a tax-deferred manner, also provides an alternative, depending on market conditions, to a taxable cash sale for tax-paying property owners.

Development

Cabot Trust's senior management has extensive real estate development experience, including experience derived from the industrial park development activities of Cabot, Cabot and Forbes, a nationwide real estate development, investment, construction and management firm that pioneered the development of large-scale, planned industrial parks. Cabot Trust believes that in select targeted markets there are attractive opportunities for new development with potentially greater returns than those available from the purchase of existing stabilized properties, and Cabot Trust pursues a development program where such opportunities exist. Cabot Trust is also engaging its existing tenants in discussions about future space needs and, based on such discussions, believes that financially attractive build-to-suit opportunities from its tenant base may be available over time. In order to limit overhead expenses, Cabot Trust executes its development activities by engaging local or regional builders with whom it has established strong relationships. Currently, Cabot Trust is working with nine local builders. Cabot Trust intends to expand its in-house development staff as Cabot Trust's development activities increase.

Internal Growth

Cabot Trust's primary internal growth strategy is to increase the cash flow generated by its properties, and from properties that it proposes to acquire by renewing or replacing expiring leases with new leases at higher rental rates and through rent increase provisions in its leases. In addition, Cabot Trust works actively to (i) maintain its historically high occupancy levels by retaining existing tenants, thereby minimizing "down time" and re-leasing costs, (ii) improve the occupancy levels of newly acquired properties that have lower occupancy levels than Cabot Trust targets for its existing properties, (iii) capitalize on economies of scale arising from the size of its portfolio of properties and (iv) control costs. Cabot Trust also seeks internal growth by converting its properties to more intensive, higher-margin uses, if and to the extent that suitable opportunities to do so arise. Leases covering approximately 13.7% and 16.4% of the total rentable space of Cabot Trust's properties will expire in 2000 and 2001, respectively.

Leases

Cabot Trust's properties typically are leased on a triple net basis, meaning that the tenants pay their proportionate share of real estate taxes and operating costs. However, some of the properties are leased at higher gross rents with Cabot Trust being responsible for paying a stated amount of real estate taxes and operating costs and tenants being responsible for any and all increases in such taxes and costs above that stated amount. Excluding lease renewal options, lease terms typically range from three to five years or, for leases that are renewed, a shorter period of generally two to three years. Approximately 48% (based on annualized net rent) of these leases contain provisions for automatic increases of a specified amount or percentage at a certain point or points during the term of the lease.

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

Cabot Trust currently invests primarily in existing improved properties, but also invests in development projects. It does not limit its investment or development activities to any geographic area or product type or to a specified percentage of assets. While Cabot Trust intends to maintain diversity in its investments in terms of property location, size and market, Cabot Trust does not have any limit on the amount or percentage of its assets that may be invested in any one property or any one geographic area. Cabot Trust intends to conduct its investment and development activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes.

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

Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, Cabot Trust also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including investments made for the purpose of exercising control over such entities. Cabot Trust may enter into joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property in accordance with its investment policies. Such investments may permit Cabot Trust to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring its portfolio. Cabot Trust does not intend to enter into joint ventures or partnerships to make investments that would not meet its own investment policies.

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

Cabot Trust has not established any limit on the number or amount of mortgages that it may place on any single property or on its portfolio as a whole.

To the extent that its Board of Trustees decides to obtain additional capital, Cabot Trust may raise such capital through offerings of its Common or Preferred Shares or of Cabot L.P.'s partnership units, including preferred units, debt financings or retention of cash available for distribution (subject to provisions in the Code concerning the taxability of undistributed REIT income), or a combination of these methods. As long as Cabot L.P. is in existence, the net proceeds of the sale of Common Shares or Preferred Shares by Cabot Trust will be transferred to Cabot L.P. in exchange for that number of Units or Preferred Units that equals the number of Common Shares or Preferred Shares sold by Cabot Trust.

Cabot Trust presently anticipates that any borrowings would be made through Cabot L.P., although Cabot Trust may incur indebtedness directly and loan the proceeds to Cabot L.P. Borrowings may be unsecured or may be secured by any or all of the assets of Cabot Trust (to the extent not prohibited by existing debt arrangements), or any existing or new property-owning partnership and may have full or limited recourse to all or any portion of the assets of Cabot Trust, or any existing or new property-owning partnership. Indebtedness incurred may be in the form of bank borrowings, purchase money obligations to sellers of properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from borrowings may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or the development of new properties, and for the payment of distributions.

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

Policies with Respect to Other Activities

Cabot Trust may, but does not presently intend to, make investments that are different from those described herein. Cabot Trust has authority to offer its Common Shares, other shares of beneficial interest or other securities for cash or in exchange for property and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future. Cabot Trust has no outstanding loans to other entities or persons, including its officers and Trustees, except Cabot Advisors. Cabot Trust has not engaged in trading, underwriting or agency distribution or sales of securities of other issuers and does not currently intend to do so. Cabot Trust has also not invested in the securities of companies other than Cabot L.P. for the purpose of exercising control over such companies and does not currently intend to do so. Cabot Trust makes and intends to continue to make investments in such a way that it will not be treated as an investment company under the Investment Company Act of 1940. Its policies with respect to such activities may be reviewed and modified or amended from time to time by the Board of Trustees without shareholders' approval.

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

Cabot Trust's Bylaws provide that Section 2-419 of the Maryland General Corporation Law, relating to transactions by interested directors, will be available for and apply to contracts and other transactions between Cabot Trust and any of its Trustees or between Cabot Trust and any other trust, corporation or other entity of or in which any of Cabot Trust's Trustees is a trustee or director or has a material financial interest. Under Section 2-419, a contract or other transaction between a corporation and any of its directors and any other corporation, firm or other entity in which any of its directors is a director or has a material financial interest is not void or voidable solely because of (a) the common directorship or interest, (b) the presence of the director at the meeting of the board or a committee of the board that authorizes, approves or ratifies the contract or transaction, (c) the counting of the vote of the director for the authorization, approval or ratification of the contract or transaction if either (i) after disclosure of the interest, the transaction is authorized, approved or ratified by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by shareholders entitled to vote other than the votes of shares owned of record or beneficially by the interested director or such corporation, firm or other entity, or (ii) the transaction is fair and reasonable to the corporation.

Cabot L.P. Partnership Agreement

The Cabot L. P. Partnership Agreement gives Cabot Trust, in its capacity as general partner, full and exclusive discretion in managing and controlling the business of Cabot L.P. and in making all decisions affecting the business and assets of Cabot L.P., with limited exceptions. In the Partnership Agreement, the limited partners have acknowledged and agreed that Cabot Trust is acting on behalf of both Cabot L.P. and Cabot Trust's shareholders generally and that, in its capacity as general partner of Cabot L.P., Cabot Trust is under no obligation to consider separate interests of the Cabot L.P. limited partners in deciding whether to cause Cabot L.P. to take or to decline to take, any actions which Cabot Trust, in its capacity as general partner, has undertaken in good faith on behalf of Cabot L.P. In addition, Cabot Trust in its capacity as general partner is not responsible for any misconduct or negligence on the part of its agents, provided that such agents were appointed in good faith. The Cabot L.P. Partnership Agreement also provides that neither Cabot Trust nor any of its affiliates (including its officers and Trustees) may sell, transfer or convey any property to, or purchase any property from, Cabot L.P., except on terms that are fair and reasonable and no less favorable than would be obtained from an unaffiliated party.

Security Holder Reports

Cabot Trust makes annual reports to its shareholders regarding the business of Cabot Trust and Cabot L.P. that include audited consolidated financial statements. Cabot L.P. does not currently provide separate annual or other reports to security holders of Cabot L.P. and does not expect to do so, except to the extent it may specifically undertake to do so in connection with future issuances of debt or other securities.

Competition

Numerous industrial properties compete with Cabot Trust's properties in attracting tenants to lease space and additional properties can be expected to be built in the markets in which the properties are located. The number and quality of competitive industrial properties in a particular area has a material effect on Cabot Trust's ability to lease space at the properties or at newly acquired properties and on the rents charged. Some of these competing properties may be newer or better located than Cabot Trust's properties.

In addition, the industrial real estate acquisition market has become highly competitive. There are a significant number of buyers of industrial property, including other publicly traded industrial REITs, many of which have significant financial resources. Accordingly, it is possible that Cabot Trust may not be able to meet its targeted level of property acquisitions and developments due to such competition or other factors that may have an adverse effect on Cabot Trust's expected growth in Funds from Operations ("FFO").

Insurance

Cabot Trust carries commercial general liability insurance, standard "all-risk" property insurance, flood, earthquake and rental loss insurance with respect to its properties with policy terms and conditions customarily carried for similar properties. However, the insurance is subject to normal limitations on the amounts of coverage and certain types of losses (such as from wars or from earthquakes for properties located in California) may be either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the amount of the insurance coverage occur, Cabot Trust could lose the capital invested in a property, as well as the anticipated future revenue from that property, and Cabot Trust would continue to be obligated on any mortgage indebtedness or other obligations related to the property.

In light of the California earthquake risk, California building codes have since the early 1970's established minimum construction standards for all new buildings and also contain guidelines for seismic upgrading of existing buildings that are intended to reduce the possibility and severity of loss from earthquakes. The construction standards and upgrading, however, do not eliminate the possibility of earthquake loss. Cabot Trust's current policy is to obtain earthquake insurance if available at acceptable cost. As of December 31, 1999, all of its 74 properties located in California are covered by earthquake insurance in amounts believed by management to be reasonable. At December 31, 1999, seismic upgrading had been completed on 19 of the California properties and seismic upgrading is expected to be completed on nine additional California properties by December 31, 2000. Cabot Trust currently maintains blanket earthquake insurance coverage for all properties located outside California in amounts Cabot Trust believes to be reasonable.

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

The purpose of Phase I ESAs is to identify potential sources of contamination for which Cabot Trust may be responsible and to assess the status of environmental regulatory compliance. The earliest of the Phase I ESAs for Cabot Trust's properties were obtained in 1988 and Phase I ESAs on approximately 14% of the properties owned as of December 31, 1999 were obtained prior to 1995. Commonly accepted standards and practices for Phase I ESAs have evolved to encompass higher standards and more extensive procedures over the period of 1988 to the present.

The Phase I ESAs obtained for Cabot Trust's properties have not revealed any environmental liability that Cabot Trust believes would have a material adverse effect on its business, assets or results of operations, nor is Cabot Trust aware of any such material environmental liability. It is possible, even if prepared in accordance with professional standards, that Phase I ESAs relating to the subject properties do not reveal all environmental liabilities. Moreover, future laws, ordinances or regulations may impose material environmental liability or the properties' current environmental condition may be affected by tenants, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to Cabot Trust.

Cabot Advisors

Cabot Advisors provides investment advisory and asset management services to the former clients of Cabot Partners that elected not to contribute some or all of their industrial properties to Cabot Trust. In addition, Cabot Advisors provides property management services to Cabot L.P. and to the properties of some clients that are not associated with Cabot Trust. Cabot Trust intends to explore opportunities for co-investment, however, Cabot Advisors will not provide services relating to any industrial real estate acquisition or development activities that would conflict with Cabot Trust's own acquisition and development activities. Cabot Trust believes that its investment in Cabot Advisors will help it achieve economies of scale with its property management systems, increase market penetration and provide access to further acquisition opportunities.

To permit Cabot Trust to share in the income of Cabot Advisors while maintaining its status as a REIT under the law as currently in effect, Cabot L.P. owns all of Cabot Advisors' non-voting preferred stock (representing 95% of its economic interest in Cabot Advisors) and Ferdinand Colloredo-Mansfeld, Cabot Trust's Chief Executive Officer, owns all of Cabot Advisors' voting common stock (representing 5% of its economic interest therein). Although Cabot Trust receives substantially all of the economic benefit of Cabot Advisors' business through dividends from Cabot L.P., Cabot Trust is not able to vote on the election of Cabot Advisors' directors or officers and, as a result, does not have the ability to control Cabot Advisors' operations or require its board of directors to declare and pay cash dividends.

In late 1999, the REIT Modernizaton Act (RMA) was signed into law, to take effect on January 1, 2001. The RMA will permit Cabot Trust and any corporation in which it invests to elect to treat such corporation as a taxable REIT subsidiary, which will be subject to corporate taxation on its earnings, but which will be permitted to engage in certain activities that REITS and their controlled subsidiaries cannot currently perform without jeopardizing REIT status. Cabot Trust is currently assessing the impact of the RMA on its operations and the operations of Cabot Advisors.

Employees

At December 31, 1999, Cabot L.P. and Cabot Advisors employed 95 persons, none of who are represented by any collective bargaining organization. Cabot Trust believes it has good relations with its employees.

Item 2. Properties

For descriptive purposes, Cabot Trust's properties may generally be grouped into three property types: bulk distribution properties, multitenant distribution properties and workspace properties.

Bulk distribution properties are oriented primarily to large national and regional distribution tenants. These properties generally have at least 100,000 square feet of rentable space, building depths of at least 240 feet, clear heights of 24 feet or more, truck courts in excess of 100 feet in depth to accommodate larger modern trucks, a ratio of loading docks to rentable space of one or more per 10,000 square feet and a location with good access to interstate highways.

Multitenant distribution properties are oriented primarily to smaller regional and local distribution tenants, and are generally designed to be subdivided to suit tenants whose space requirements generally range from 10,000 square feet to 100,000 square feet. These properties generally have clear heights of 20 feet or more, building depths of less than 240 feet (unless configured with loading docks on two sides) and a location with good access to regional and interstate highways. Both types of distribution property are used predominantly for the storage and distribution of goods.

Workspace properties are designed to serve a variety of industrial tenants with workspace-related requirements, including light manufacturing and assembly, research, testing, re-packaging and sorting, back office and sales office functions. Workspace tenants include smaller companies whose space requirements generally range from 3,000 square feet to 70,000 square feet. Workspace properties generally have clear heights of 14 to 24 feet, attractive building exteriors, office finish of up to 30% or more, parking ratios of one to four spaces per 1,000 rentable square feet and locations with good access to executive residential areas and local highways, labor supply and dining and shopping amenities.

The table set forth below summarizes information regarding Cabot Trust's properties and markets as of December 31, 1999. All of the properties listed are owned, directly or through title holding entities, by Cabot L.P.

                         Properties by Region and Market
                             As of December 31, 1999

                                                                                Rentable Sq. Ft.        Annualized Net Rent(1)
                                                                                ----------------        ----------------------
                                                                    Number
                                                             Year       of                                                       Per
                                                           Built/  Proper-               Percent                    Percent   Leased
Property Type and Location                              Renovated     ties       Number   Leased         Amount    of Total  Sq. Ft.
--------------------------                              ---------     ----       ------   ------         ------    --------  -------
BULK DISTRIBUTION PROPERTIES:

WEST REGION

Los Angeles Market
 Vintage Avenue, Ontario, CA                                 1988        1      284,559     100%   $    973,200        0.6%   $ 3.42
 Dahlia Street, Fontana, CA                                  1989        1      278,560     100%        973,632        0.7%     3.50
 South Vintage Avenue, Building 1, Ontario, CA               1986        1      272,448     100%        834,548        0.5%     3.06
 Deforest Circle, Mira Loma, CA                              1992        1      250,584     100%        872,032        0.6%     3.48
 South Vintage Avenue, Building 2, Ontario, CA               1986        1      248,064     100%        796,644        0.5%     3.21
 East Easy Street, Simi Valley, CA                           1990        1      235,080     100%      1,297,641        0.9%     5.52
 Santa Anita Avenue, Rancho Cucamonga, CA                    1988        1      212,300     100%        792,864        0.5%     3.73
 San Fernando Road, Sun Valley, CA                           1980        1      181,670     100%      1,015,537        0.7%     5.61
 Rowland Street, City of Industry, CA                        1998        1      181,635     100%        824,374        0.5%     4.54
 South Rockefeller Avenue, Ontario, CA                       1986        1      164,140     100%        551,510        0.4%     3.36
 East Jurupa Street, Ontario, CA                             1986        1      142,404     100%        461,388        0.3%     3.24
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                          11    2,451,444     100%   $  9,393,370        6.2%   $ 3.83

                                                                                Rentable Sq. Ft.        Annualized Net Rent(1)
                                                                                ----------------        ----------------------
                                                                    Number
                                                             Year       of                                                       Per
                                                           Built/  Proper-               Percent                    Percent   Leased
Property Type and Location                              Renovated     ties       Number   Leased         Amount    of Total  Sq. Ft.
--------------------------                              ---------     ----       ------   ------         ------    --------  -------
Phoenix Market
 North 104th Avenue, Tolleson, AZ                            1995        1      279,279     100%   $    805,634        0.5%   $ 2.88
 North 103rd Street, Phoenix, AZ                             1999        1      279,186     100%        942,524        0.6%     3.38
 West Van Buren, Tolleson, AZ                                1997        1      278,142     100%        868,470        0.6%     3.12
 South 84th Avenue, Tolleson, AZ                             1989        1      236,007     100%        802,488        0.5%     3.40
 South 41st Avenue, Building 2, Phoenix, AZ                  1985        1      223,740     100%        696,009        0.5%     3.11
 South 63rd Avenue, Phoenix, AZ                              1990        1      168,165     100%        395,514        0.3%     2.35
 North 47th Avenue, Phoenix, AZ                              1986        1      163,200     100%        473,451        0.3%     2.90
 South 49th Avenue, Phoenix, AZ                              1989        1      114,871     100%        358,397        0.2%     3.12
 South 55th Avenue, Phoenix, AZ                              1986        1      100,000     100%        243,000        0.2%     2.43
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           9    1,842,590     100%   $  5,585,487        3.7%   $ 3.03

San Diego Market
 Dornoch Court, San Diego, CA                                1988        1      220,000     100%   $  1,077,292        0.7%   $ 4.90
 Newton Drive, Carlsbad, CA                                  1999        1      179,721     100%      1,189,716        0.8%     6.62
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           2      399,721     100%   $  2,267,008        1.5%   $ 5.67
                                                                       ---   ----------    ----    ------------    -------    ------

                          WEST REGION SUBTOTAL                          22    4,693,755     100%   $ 17,245,865       11.4%   $ 3.67

SOUTHWEST REGION
Dallas Market
 DFW Trade Center, Building 1, Grapevine, TX                 1996        1      540,000     100%   $  1,705,803        1.1%   $ 3.16
 Patriot Drive, Building 2, Coppell, TX                      1997        1      503,074      76%      1,296,812        0.9%     3.40
 DFW Trade Center, Building 2, Grapevine, TX                 1997        1      440,000     100%      1,278,000        0.8%     2.90
 Luna Road, Carrollton, TX                                   1996        1      205,400     100%        679,992        0.5%     3.31
 Patriot Drive, Building 1, Coppell, TX                      1997        1      142,748     100%        470,289        0.3%     3.29
 Airline Drive, Building 2, Coppell, TX                      1990        1      140,800     100%        492,804        0.3%     3.50
                                                                       ---   ----------    ----    ------------    -------    ------

              SOUTHWEST REGION/MARKET SUBTOTAL                           6    1,972,022      94%   $  5,923,700        3.9%   $ 3.20

MIDWEST REGION

Chicago Market
 West 73rd Street, Building 2, Bedford Park, IL              1986        1      380,269       0%   $         --        0.0%   $   --
 Crossroads Parkway, Bolingbrook, IL                         1995        1      299,520     100%      1,080,800        0.7%     3.61
 Mark Street, Wood Dale, IL                                  1985        1      234,000     100%        833,040        0.5%     3.56
 West 73rd Street, Building 1, Bedford Park, IL              1982        1      233,282     100%        735,279        0.5%     3.15
 West 73rd Street, Building 3, Bedford Park, IL              1979        1      232,000     100%        735,862        0.5%     3.17
 Arthur Avenue, Elk Grove, IL                                1978        1      230,768     100%        699,228        0.5%     3.03
 Harvester Drive, Chicago, IL                                1974        1      212,922       0%             --        0.0%       --
 Remington Street, Bolingbrook, IL                           1996        1      212,333     100%        796,926        0.5%     3.75
 Ambassador Road, Naperville  IL                             1996        1      203,500     100%        737,633        0.5%     3.62
 South Frontenac, Naperville, IL                             1975        1      200,117     100%        623,080        0.4%     3.11
 North Raddant Road, Batavia, IL                             1991        1      170,462     100%        711,954        0.5%     4.18
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                          11    2,609,173      77%   $  6,953,802        4.6%   $ 3.45

Cincinnati/Northern Kentucky Market
 Holton Drive, Independence, KY                              1996        1      352,000     100%   $    991,951        0.7%   $ 2.82
 Kingsley Drive, Building 2, Cincinnati, OH                  1981        1      249,402     100%        726,085        0.5%     2.91
 International Road, Building 2, Cincinnati, OH              1990        1      204,800     100%        721,520        0.5%     3.52
 International Road, Building 1, Cincinnati, OH              1990        1      192,000     100%        547,200        0.4%     2.85
 International Way, Hebron, KY                               1990        1      192,000     100%        528,000        0.3%     2.75
 Kingsley Drive, Building 1, Cincinnati, OH                  1981        1      154,004     100%        484,275        0.3%     3.14
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           6    1,344,206     100%   $  3,999,031        2.7%   $ 2.98

Columbus Market
 Westbelt Drive, Building 2, Columbus, OH                    1980        1      229,200     100%   $    594,807        0.4%   $ 2.60
 Equity Drive, Building 1, Columbus, OH                      1980        1      227,480     100%        516,595        0.3%     2.27
                                                                       ---   ----------    ----    ------------    -------    ------

                                                                                Rentable Sq. Ft.        Annualized Net Rent(1)
                                                                                ----------------        ----------------------
                                                                    Number
                                                             Year       of                                                       Per
                                                           Built/  Proper-               Percent                    Percent   Leased
Property Type and Location                              Renovated     ties       Number   Leased         Amount    of Total  Sq. Ft.
--------------------------                              ---------     ----       ------   ------         ------    --------  -------
                               Market Subtotal                           2      456,680     100%   $  1,111,402        0.7%   $ 2.43
Other Market
 North State Road #9, Howe, IN                               1988        1      346,515     100%   $    748,472        0.5%   $ 2.16
                                                                       ---   ----------    ----    ------------    -------    ------

                       MIDWEST REGION SUBTOTAL                          20    4,756,574      88%   $ 12,812,707        8.5%   $ 3.08

SOUTHEAST REGION

Atlanta Market
 Highway 316, Dacula, GA                                     1989        1      326,019     100%   $  1,085,223        0.7%   $ 3.33
 Westgate Parkway, Fulton County, GA                         1988        1      231,835     100%        695,505        0.5%     3.00
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           2      557,854     100%   $  1,780,728        1.2%   $ 3.19

Charlotte Market
 Marine Drive, Rock Hill, SC                                 1997        1      471,744     100%   $  1,369,236        0.9%   $ 2.90
 Westinghouse Blvd., Building 3, Charlotte, NC               1994        1      183,551     100%        593,924        0.4%     3.24
 Reames Road, Charlotte, NC                                  1994        1      105,600     100%        334,153        0.2%     3.16
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           3      760,895     100%   $  2,297,313        1.5%   $ 3.02

Memphis Market
 Pilot Drive, Memphis, TN                                    1987        1      336,080     100%   $    812,130        0.5%   $ 2.42
                                                                       ---   ----------    ----    ------------    -------    ------

Orlando Market
 Landstreet Road, Building 1, Orlando, FL                    1997        1      355,732     100%   $  1,639,782        1.1%   $ 4.61
                                                                       ---   ----------    ----    ------------    -------    ------

                     SOUTHEAST REGION SUBTOTAL                           7    2,010,561     100%   $  6,529,953        4.3%   $ 3.25

NORTHEAST REGION

Baltimore/Washington Market
 Oceano Avenue, Jessup, MD                                   1987        1      243,895     100%   $    834,121        0.6%   $ 3.42
 Tar Bay Drive, Jessup, MD                                   1990        1      210,000     100%        800,527        0.5%     3.81
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           2      453,895     100%   $  1,634,648        1.1%   $ 3.60

Harrisburg Market
 Cumberland Parkway, Mechanicsburg, PA                       1992        1      340,000     100%   $  1,144,967        0.8%   $ 3.37
 Brackbill Boulevard, Building 1, Mechanicsburg, PA          1984        1      259,200     100%        913,069        0.6%     3.52
 Brackbill Boulevard, Building 2, Mechanicsburg, PA          1994        1      235,200     100%        828,432        0.5%     3.52
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           3      834,400     100%   $  2,886,468        1.9%   $ 3.46

New York/New Jersey Market
 Herrod Boulevard, South Brunswick, NJ                       1989        1      400,000     100%   $  1,719,547        1.1%   $ 4.30
 South Middlesex Avenue, Building 1, Cranbury, NJ            1989        1      204,369     100%        735,728        0.5%     3.60
 Birch Creek Road, Bridgeport, NJ                       1991/1997        1      203,229     100%        792,463        0.5%     3.90
 Pepes Farm Road, Milford, CT                                1980        1      200,000     100%        930,000        0.6%     4.65
 Pierce Street, Franklin Township, NJ                        1984        1      182,764     100%        776,748        0.5%     4.25
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           5    1,190,362     100%   $  4,954,486        3.2%   $ 4.16
                                                                       ---   ----------    ----    ------------    -------    ------

                     NORTHEAST REGION SUBTOTAL                          10    2,478,657     100%   $  9,475,602        6.2%   $ 3.82
                                                                       ---   ----------    ----    ------------    -------    ------

BULK DISTRIBUTION PROPERTIES TOTAL                                      65   15,911,569      95%   $ 51,987,827       34.3%   $ 3.42

                                                                                Rentable Sq. Ft.        Annualized Net Rent(1)
                                                                                ----------------        ----------------------
                                                                    Number
                                                             Year       of                                                       Per
                                                           Built/  Proper-               Percent                    Percent   Leased
Property Type and Location                              Renovated     ties       Number   Leased         Amount    of Total  Sq. Ft.
--------------------------                              ---------     ----       ------   ------         ------    --------  -------
MULTITENANT DISTRIBUTION PROPERTIES:
WEST REGION
Los Angeles Market
 East Dyer Road, Santa Ana, CA                          1954/1965        1      372,096     100%   $  1,480,660        1.0%   $ 3.98
 Alondra Blvd., La Mirada, CA                           1969/1975        1      237,089     100%        910,421        0.6%     3.84
 West Rincon Street, Corona, CA                              1986        1      162,900     100%        740,400        0.5%     4.55
 Industry Circle, La Mirada, CA                              1966        1      112,946     100%        474,373        0.3%     4.20
 12th Street, Chino, CA                                      1990        1      104,600     100%        402,000        0.3%     3.84
 N. San Fernando Road, Building 1, Los Angeles, CA           1965        1      102,800     100%        627,118        0.4%     6.10
 E. Vista Bella Way, Rancho Dominguez, CA                    1973        1      100,000     100%        444,000        0.3%     4.44
 W. Manville Street, Rancho Dominguez, CA                    1980        1      100,000     100%        438,000        0.3%     4.38
 East Santa Anna Street, Building 1, Ontario, CA             1990        1       98,782     100%        355,615        0.2%     3.60
 Jersey Court, Rancho Cucamonga, CA                          1989        1       88,134     100%        291,000        0.2%     3.30
 Tyburn Street, Los Angeles, CA                              1965        1       85,142     100%        559,572        0.4%     6.57
 N. San Fernando Road, Building 2, Los Angeles, CA           1965        1       80,500     100%        590,274        0.4%     7.33
 Parco Street, Ontario, CA                                   1999        1       72,000     100%        302,400        0.2%     4.20
 East Santa Anna Street, Building 2, Ontario, CA             1990        1       62,398     100%        224,632        0.1%     3.60
 N. San Fernando Road, Building 3, Los Angeles, CA           1965        1       58,860     100%        444,981        0.3%     7.56
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                          15    1,838,247     100%   $  8,285,446        5.5%   $ 4.51

Phoenix Market
 South 40th Avenue, Building 3, Phoenix, AZ                  1987        1      201,600     100%   $    635,040        0.4%   $ 3.15
 South 41st Avenue, Building 1, Phoenix, AZ                  1989        1      161,230     100%        440,157        0.3%     2.73
 South 39th Avenue, Phoenix, AZ                              1989        1      159,450     100%        658,368        0.4%     4.13
 44th Avenue, Phoenix, AZ                                    1997        1      144,592      78%        405,333        0.3%     3.61
 South 53rd Avenue, Phoenix, AZ                              1987        1      127,680     100%        360,057        0.2%     2.82
 South 40th Avenue, Building 2, Phoenix, AZ                  1989        1      127,042     100%        384,872        0.3%     3.03
 South 40th Avenue, Building 1, Phoenix, AZ                  1990        1      126,360     100%        348,525        0.2%     2.76
 South 9th Street, Phoenix, AZ                               1983        1       89,423     100%        464,729        0.3%     5.20
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           8    1,137,377      97%   $  3,697,081        2.4%   $ 3.35

San Francisco Market
 McLaughlin Avenue, San Jose, CA                             1975        1      134,483     100%   $    713,640        0.5%   $ 5.31
 Reed Avenue, Building 2, West Sacramento, CA                1988        1      105,600     100%        461,460        0.3%     4.37
 Reed Avenue, Building 1, West Sacramento, CA                1988        1      103,110     100%        466,765        0.3%     4.53
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           3      343,193     100%   $  1,641,865        1.1%   $ 4.78

Seattle Market
 Kent West Corporate Park, II, Kent, WA                      1989        1      250,820     100%   $    966,492        0.6%   $ 3.85
                                                                       ---   ----------    ----    ------------    -------    ------

                          WEST REGION SUBTOTAL                          27    3,569,637      99%   $ 14,590,884        9.6%   $ 4.12

SOUTHWEST REGION

Dallas Market
 North Lake Drive, Coppell, TX                               1982        1      230,400     100%   $    690,343        0.4%   $ 3.00
 East Plano Parkway, Plano, TX                               1998        1      210,560     100%        989,640        0.6%     4.70
 Hillguard Road, Building 3, Dallas, TX                      1980        1      122,798     100%        423,990        0.3%     3.45
 10th Street, Building 2, Plano, TX                          1997        1      107,260     100%        423,086        0.3%     3.94
 10th Street, Building 1, Plano, TX                          1997        1       99,679     100%        439,824        0.3%     4.41
 Diplomat Drive, Building 2, Farmers Branch, TX              1984        1       82,756     100%        325,697        0.2%     3.94
 113th Street, Arlington, TX                                 1979        1       79,735     100%        291,032        0.2%     3.65
 Airline Drive, Building 1, Coppell, TX                      1991        1       75,000     100%        262,500        0.2%     3.50
 Hillguard Road, Building 2, Dallas, TX                      1980        1       71,565     100%        228,671        0.2%     3.20
 Hillguard Road, Building 1, Dallas, TX                      1980        1       53,647     100%        180,666        0.1%     3.37
                                                                       ---   ----------    ----    ------------    -------    ------

                 SOUTHWEST REGION/MARKET TOTAL                          10    1,133,400     100%   $  4,255,449        2.8%   $ 3.75

                                                                                Rentable Sq. Ft.        Annualized Net Rent(1)
                                                                                ----------------        ----------------------
                                                                    Number
                                                             Year       of                                                       Per
                                                           Built/  Proper-               Percent                    Percent   Leased
Property Type and Location                              Renovated     ties       Number   Leased         Amount    of Total  Sq. Ft.
--------------------------                              ---------     ----       ------   ------         ------    --------  -------
MIDWEST REGION

Chicago Market
 Medinah Road, Building 1, Chicago, IL                       1986        1      319,459     100%   $  1,741,840        1.1%   $ 5.45
 Medinah Road, Building 2, Chicago, IL                       1986        1      160,799     100%        876,751        0.6%     5.45
 Greenleaf Avenue, Elk Grove Village, IL                1968/1995        1      150,000     100%        652,308        0.4%     4.35
 High Grove Lane, Naperville, IL                             1994        1       95,000     100%        392,549        0.3%     4.13
 South 78th Avenue, Hickory Hills, IL                        1981        1       83,170     100%        394,210        0.3%     4.74
 Swenson Avenue, St. Charles, IL                             1988        1       81,110     100%        307,538        0.2%     3.79
 Western Avenue, Lisle, IL                              1979/1985        1       67,996     100%        383,143        0.2%     5.63
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           7      957,534     100%   $  4,748,339        3.1%   $ 4.96

Cincinnati/Northern Kentucky Market
 Lake Forest Drive, Building 1, Blue Ash, OH                 1978        1      239,891     100%   $    660,789        0.4%   $ 2.75
 Lake Forest Drive, Building 2, Blue Ash, OH                 1979        1      176,956     100%        486,866        0.3%     2.75
 Kenwood Road, Building 2, Blue Ash, OH                      1963        1      144,843     100%        325,897        0.2%     2.25
 Kenwood Road, Building 1, Blue Ash, OH                      1965        1      121,284     100%        277,740        0.2%     2.29
 Kenwood Road, Building 3, Blue Ash, OH                      1964        1      103,415     100%        232,684        0.2%     2.25
 Kenwood Road, Building 4, Blue Ash, OH                      1969        1      102,100     100%        256,271        0.2%     2.51
 Kenwood Road, Building 7, Blue Ash, OH                      1973        1      100,320      62%        187,500        0.1%     3.00
 Kenwood Road, Building 5, Blue Ash, OH                      1970        1      100,000     100%        315,000        0.2%     3.15
 Kenwood Road, Building 6, Blue Ash, OH                      1971        1       98,093     100%        296,107        0.2%     3.02
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           9    1,186,902      97%   $  3,038,854        2.0%   $ 2.64

Columbus Market
 Port Road, Building 1, Franklin County, OH                  1995        1      205,109     100%   $    677,903        0.4%   $ 3.31
 Westbelt Drive, Building 1, Columbus, OH                    1980        1      202,000     100%      1,070,600        0.7%     5.30
 Twin Creek Drive, Columbus, OH                              1989        1      176,000      59%        310,848        0.2%     3.01
 Port Road, Building 2, Franklin County, OH                  1995        1      156,000     100%        425,899        0.3%     2.73
 International Street, Columbus, OH                          1988        1      152,800     100%        435,479        0.3%     2.85
 Dividend Drive, Columbus, OH                                1980        1      144,850     100%        443,241        0.3%     3.06
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           6    1,036,759      93%   $  3,363,970        2.2%   $ 3.49

Minneapolis Market
 Lexington Avenue, Eagan, MN                            1979/1984        1      184,429      62%   $    385,890        0.2%   $ 3.38
 Trenton Lane, Plymouth, MN                                  1994        1      122,032     100%        617,930        0.4%     5.06
 Woodale Drive, Building 1, Mounds View, MN                  1992        1       78,016      74%        278,797        0.2%     4.80
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           3      384,477      77%   $  1,282,617        0.8%   $ 4.36

Other Market
 Sysco Court, Grand Rapids, MI                               1985        1       62,700     100%   $    372,957        0.3%   $ 5.95
                                                                       ---   ----------    ----    ------------    -------    ------

                       MIDWEST REGION SUBTOTAL                          26    3,628,372      94%   $ 12,806,737        8.4%   $ 3.74

SOUTHEAST REGION

Atlanta Market
 Westpark, Building 1, Atlanta, GA                           1981        1      216,074     100%   $    539,189        0.3%   $ 2.50
 Atlanta Industrial Drive, Atlanta, GA                       1986        1      161,965     100%        422,922        0.3%     2.61
 Westpark Drive, Building 2, Atlanta, GA                     1981        1      130,722     100%        281,699        0.2%     2.15
 Williams Drive, Building 1, Marietta, GA                    1987        1       84,124     100%        329,992        0.2%     3.92
 Williams Drive, Building 2, Marietta, GA                    1987        1       70,164     100%        248,412        0.2%     3.54
 Williams Drive, Building 3, Marietta, GA                    1987        1       54,032      65%        144,054        0.1%     4.10
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           6      717,081      97%   $  1,966,268        1.3%   $ 2.82

Charlotte Market
 Westinghouse Blvd., Building 4, Charlotte, NC               1988        1      159,085     100%   $    548,844        0.4%   $ 3.45

                                                                                Rentable Sq. Ft.        Annualized Net Rent(1)
                                                                                ----------------        ----------------------
                                                                    Number
                                                             Year       of                                                       Per
                                                           Built/  Proper-               Percent                    Percent   Leased
Property Type and Location                              Renovated     ties       Number   Leased         Amount    of Total  Sq. Ft.
--------------------------                              ---------     ----       ------   ------         ------    --------  -------
 Westinghouse Blvd., Building 1, Charlotte, NC               1994        1      121,900     100%        406,272        0.3%     3.33
 Cordage Street, Charlotte, NC                               1981        1      112,000     100%        348,598        0.2%     3.11
 Westinghouse Blvd., Building 2, Charlotte, NC               1992        1      104,000     100%        340,930        0.2%     3.28
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           4      496,985     100%   $  1,644,644        1.1%   $ 3.31

Orlando Market
 Orlando Central Park, Building 3, Orlando, FL               1991        1      356,583      90%   $  1,419,806        1.0%   $ 4.42
 Orlando Central Park, Building 1, Orlando, FL               1988        1      267,432     100%        901,986        0.6%     3.37
 Orlando Central Park, Building 2, Orlando, FL               1983        1      156,660     100%        493,476        0.3%     3.15
 Orlando Central Park, Building 5, Orlando, FL               1985        1      139,800     100%        494,187        0.3%     3.53
 Orlando Central Park, Building 4, Orlando, FL               1984        1      133,424     100%        475,533        0.3%     3.56
 Orlando Central Park, Building 6, Orlando, FL               1986        1      119,000     100%        497,635        0.4%     4.18
 Exchange Drive, Orlando, FL                                 1979        1      115,728      87%        310,897        0.2%     3.09
 Kingspointe Parkway, Orlando, FL                            1991        1      101,903     100%        337,926        0.2%     3.32
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           8    1,390,530      96%   $  4,931,446        3.3%   $ 3.68

South Florida Market
 N.W. 70th Avenue, Miami, FL                                 1977        1      215,019     100%   $  1,100,292        0.7%   $ 5.12
                                                                       ---   ----------    ----    ------------    -------    ------

                     SOUTHEAST REGION SUBTOTAL                          19    2,819,615      98%   $  9,642,650        6.4%   $ 3.51

NORTHEAST REGION

Baltimore/Washington Market
 Stayton Drive, Jessup, MD                                   1985        1      125,800     100%   $    514,688        0.4%   $ 4.09
 Bollman Place, Savage, MD                                   1985        1      104,409     100%        498,485        0.3%     4.77
 Port Capital Drive, Jessup, MD                              1974        1       94,381     100%        460,962        0.3%     4.88
 Greenwood Place, Savage, MD                                 1985        1       77,424     100%        309,067        0.2%     3.99
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           4      402,014     100%   $  1,783,202        1.2%   $ 4.44

Boston Market
 Sunnyslope Avenue, Tewksbury, MA                            1987        1      153,641     100%   $    718,446        0.4%   $ 4.68
 Kenwood Circle, Franklin, MA                                1987        1      153,369     100%        571,298        0.4%     3.72
 South Street, Hopkinton, MA                                1987        1       70,600     100%        291,325        0.2%     4.13
 Progress Road, Building 2, Billerica, MA                    1988        1       69,500     100%        329,975        0.2%     4.75
 Progress Road, Building 1, Billerica, MA                    1988        1       57,600     100%        298,800        0.2%     5.19
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           5      504,710     100%   $  2,209,844        1.4%   $ 4.38

Harrisburg Market
 Ritter Road, Mechanicsburg, PA                              1986        1       37,800     100%   $    248,970        0.2%   $ 6.59
                                                                       ---   ----------    ----    ------------    -------    ------

New York/New Jersey Market
 Port Jersey Boulevard, Building 1, Port Jersey, NJ     1974/1982        1      425,121     100%   $  1,780,062        1.2%   $ 4.19
 Industrial Drive, Building 1, Port Jersey, NJ               1976        1      263,717     100%      1,015,310        0.7%     3.85
 Colony Road, Building 1, Jersey City, NJ                    1976        1      262,453     100%        918,438        0.6%     3.50
 Port Jersey Boulevard, Building 2, Port Jersey, NJ     1974/1982        1      204,564     100%        754,841        0.5%     3.69
 South Middlesex Avenue, Building 2, Cranbury, NJ            1982        1      203,404     100%        864,467        0.6%     4.25
 Industrial Drive, Building 2, Port Jersey, NJ               1976        1      154,000     100%        615,996        0.4%     4.00
 Colony Road, Building 2, Jersey City, NJ                    1974        1      124,933     100%        499,731        0.3%     4.00
 Industrial Drive, Building 3, Port Jersey, NJ               1972        1       45,274     100%        181,095        0.1%     4.00
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           8    1,683,466     100%   $  6,629,940        4.4%   $ 3.94
                                                                       ---   ----------    ----    ------------    -------    ------

                     NORTHEAST REGION SUBTOTAL                          18    2,627,990     100%   $ 10,871,956        7.2%   $ 4.14
                                                                       ---   ----------    ----    ------------    -------    ------

MULTITENANT DISTRIBUTION
PROPERTIES TOTAL                                                       100   13,779,014      98%   $ 52,167,676       34.4%   $ 3.87

                                                                                Rentable Sq. Ft.        Annualized Net Rent(1)
                                                                                ----------------        ----------------------
                                                                    Number
                                                             Year       of                                                       Per
                                                           Built/  Proper-               Percent                    Percent   Leased
Property Type and Location                              Renovated     ties       Number   Leased         Amount    of Total  Sq. Ft.
--------------------------                              ---------     ----       ------   ------         ------    --------  -------
WORKSPACE PROPERTIES:
WEST REGION
Los Angeles Market
 Kovacs Lane, Huntington Beach, CA                           1988        1      125,000     100%   $    951,060        0.6%   $ 7.61
 Lassen Street, Chatsworth, CA                               1968        1      124,518     100%        732,165        0.5%     5.88
 East Howell Avenue, Building 1, Anaheim, CA                 1968        1       81,475     100%        347,385        0.2%     4.26
 N. San Fernando Road, Building 4, Los Angeles, CA           1992        1       66,410     100%        620,008        0.4%     9.34
 Commonwealth Avenue, Fullerton, CA                          1965        1       64,292     100%        250,047        0.2%     3.89
 Artesia Avenue, Building 2, Fullerton, CA                   1991        1       60,502     100%        283,149        0.2%     4.68
 Artesia Avenue, Building 1, Fullerton, CA                   1991        1       55,498     100%        227,671        0.2%     4.10
 N. San Fernando Road, Building 5, Los Angeles, CA           1992        1       41,894     100%        359,753        0.2%     8.59
 Union Place, Building 2, Simi Valley, CA                    1987        1       36,538     100%        330,847        0.2%     9.05
 Shoemaker Avenue, Building 1, Santa Fe Springs, CA          1989        1       36,485     100%        199,189        0.1%     5.46
 Shoemaker Avenue, Building 3, Santa Fe Springs, CA          1989        1       27,550     100%        133,762        0.1%     4.86
 E. 166th Street, Cerritos, CA                               1978        1       27,072       0%             --        0.0%       --
 Royal Avenue, Simi Valley, CA                               1988        1       26,120     100%        157,380        0.1%     6.03
 East Howell Avenue, Building 2, Anaheim, CA                 1991        1       25,962     100%        109,040        0.1%     4.20
 Union Place, Building 1, Simi Valley, CA                    1985        1       22,710     100%        148,476        0.1%     6.54
 Shoemaker Avenue, Building 2, Santa Fe Springs, CA          1989        1       17,800     100%         89,890        0.1%     5.05
 N. San Fernando Road, Building 6, Los Angeles, CA           1993        1       17,000     100%        233,750        0.2%    13.75
 Shoemaker Avenue, Building 4, Santa Fe Springs, CA          1989        1       10,784     100%         55,538        0.1%     5.15
 Anza Drive, Building 1, Valencia, CA                        1990        1       10,296     100%         65,121        0.0%     6.32
 Anza Drive, Building 3, Valencia, CA                        1990        1        8,663     100%         63,648        0.0%     7.35
 Anza Drive, Building 2, Valencia, CA                        1990        1        7,944     100%         58,187        0.0%     7.32
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                          21      894,513      97%   $  5,416,066        3.6%   $ 6.24

Phoenix Market
 East Watkins Street, Phoenix, AZ                            1998        1      101,932     100%   $    953,228        0.6%   $ 9.35
 South 16th Street, Phoenix, AZ                              1998        1       85,259     100%        763,024        0.5%     8.95
 East Encanto Drive, Tempe, AZ                               1990        1       81,817     100%        352,336        0.2%     4.31
 South Priest Drive, Tempe, AZ                               1998        1       54,900     100%        394,200        0.3%     7.18
 West Alameda Drive, Building 1, Tempe, AZ                   1984        1       30,606     100%        147,470        0.1%     4.82
 West Alameda Drive, Building 2, Tempe, AZ                   1984        1       30,606     100%        153,029        0.1%     5.00
 West Alameda Drive, Building 3, Tempe, AZ                   1984        1       30,606     100%        138,976        0.1%     4.54
 West Alameda Drive, Building 4, Tempe, AZ                   1984        1       30,606     100%        153,640        0.1%     5.02
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           8      446,332     100%   $  3,055,903        2.0%   $ 6.85

San Diego Market
 Avenida Encinas, Building 2, Carlsbad, CA                   1993        1      126,008     100%   $    752,689        0.5%   $ 5.97
 Avenida Encinas, Building 1, Carlsbad, CA                   1972        1       80,000     100%        663,200        0.4%     8.29
 Airway Road, Building. 2, Otay Mesa, CA                     1996        1       78,296     100%        465,479        0.3%     5.95
 Goldentop Road, San Diego, CA                               1997        1       66,448     100%        622,736        0.4%     9.37
 Oak Ridge Way, Vista, CA                                    1999        1       53,239     100%        403,428        0.3%     7.58
 Airway Road, Building 1, Otay Mesa, CA                      1996        1       44,840      80%        239,049        0.2%     6.71
 Kellogg Avenue, Carlsbad, CA                                1991        1       39,900     100%        301,644        0.2%     7.56
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           7      488,731      98%   $  3,448,225        2.3%   $ 7.19

                                                                                Rentable Sq. Ft.        Annualized Net Rent(1)
                                                                                ----------------        ----------------------
                                                                    Number
                                                             Year       of                                                       Per
                                                           Built/  Proper-               Percent                    Percent   Leased
Property Type and Location                              Renovated     ties       Number   Leased         Amount    of Total  Sq. Ft.
--------------------------                              ---------     ----       ------   ------         ------    --------  -------
San Francisco Market
 Brisbane Industrial Park, Building 10, Brisbane, CA         1961        1      116,400     100%   $     89,773        0.1%   $ 0.77
 Huntwood Avenue, Hayward, CA                                1982        1       62,031     100%        477,445        0.3%     7.70
 Brisbane Industrial Park, Building 13, Brisbane, CA         1962        1       58,000     100%        368,880        0.3%     6.36
 Brisbane Industrial Park, Building 9, Brisbane, CA          1966        1       43,500     100%        325,685        0.2%     7.49
 Brisbane Industrial Park, Building 4, Brisbane, CA          1968        1       40,680     100%        256,194        0.2%     6.30
 Brisbane Industrial Park, Building 1, Brisbane, CA          1961        1       39,800     100%        225,800        0.1%     5.67
 Brisbane Industrial Park, Building 5, Brisbane, CA          1966        1       37,040     100%        216,227        0.2%     5.84
 Brisbane Industrial Park, Building 11, Brisbane, CA         1968        1       35,744     100%        220,897        0.1%     6.18
 Brisbane Industrial Park, Building 7, Brisbane, CA          1967        1       32,211     100%        208,728        0.1%     6.48
 Brisbane Industrial Park, Building 6, Brisbane, CA          1963        1       31,745     100%        211,982        0.1%     6.68
 Brisbane Industrial Park, Building 12, Brisbane, CA         1968        1       24,786     100%        142,903        0.1%     5.77
 Brisbane Industrial Park, Building 3, Brisbane, CA          1969        1       23,586     100%        173,862        0.1%     7.37
 Brisbane Industrial Park, Building 2, Brisbane, CA          1960        1       21,186     100%        148,501        0.1%     7.01
 Brisbane Industrial Park, Building 14, Brisbane, CA         1969        1       19,100     100%        102,204        0.1%     5.35
 Brisbane Industrial Park, Building 8, Brisbane, CA          1961        1       18,600     100%        140,616        0.1%     7.56
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                          15      604,409     100%   $  3,309,697        2.2%   $ 5.48

Seattle Market
 Kent West Corporate Park I, Building 4, Kent, WA            1989        1       57,990     100%   $    225,216        0.1%   $ 3.88
 Kent West Corporate Park I, Building 1, Kent, WA            1989        1       41,700     100%        501,984        0.3%    12.04
 Kent West Corporate Park I, Building 3, Kent, WA            1989        1       36,250     100%        144,768        0.1%     3.99
 Kent West Corporate Park I, Building 2, Kent, WA            1989        1       16,000     100%        114,348        0.1%     7.15
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           4      151,940     100%   $    986,316        0.6%   $ 6.49
                                                                       ---   ----------    ----    ------------    -------    ------

                          WEST REGION SUBTOTAL                          55    2,585,925      99%   $ 16,216,207       10.7%   $ 6.36

SOUTHWEST REGION

Dallas Market
 DFW Trade Center, Building 3, Grapevine, TX                 1997        1      202,361     100%   $  1,723,670        1.2%   $ 8.52
 Shiloh Road, Plano, TX                                      1998        1       76,320      75%        299,604        0.2%     5.23
 Avenue F, Plano, TX                                         1984        1       73,086      87%        516,089        0.3%     8.10
 Bradley Lane, Carrollton, TX                                1984        1       56,531     100%        215,892        0.1%     3.82
 Diplomat Drive, Building 1, Farmers Branch, TX              1997        1       53,375     100%        325,044        0.2%     6.09
                                                                       ---   ----------    ----    ------------    -------    ------

              SOUTHWEST REGION/MARKET SUBTOTAL                           5      461,673      94%   $  3,080,299        2.0%   $ 7.11

MIDWEST REGION

Chicago Market
 Beeline Drive/Meyer Road, Bensenville, IL                   1968        1       96,550     100%   $    446,867        0.3%   $ 4.63
 Business Center, Building 2, Mount Prospect, IL             1989        1       79,900     100%        754,927        0.5%     9.45
 Tower Lane, Bensenville, IL                                 1977        1       76,737     100%        459,097        0.3%     5.98
 Territorial Drive, Building 2, Bolingbrook, IL              1998        1       58,283     100%        304,818        0.2%     5.25
 Feehanville Drive, Mount Prospect, IL                       1987        1       57,150     100%        454,342        0.3%     7.95
 Kingsland Drive, Batavia, IL                                1990        1       54,522     100%        314,468        0.2%     5.77
 Territorial Drive, Building 1, Bolingbrook, IL              1998        1       51,874     100%        279,739        0.2%     5.39
 Remington Boulevard, Bolingbrook, IL                        1996        1       45,220     100%        226,100        0.1%     5.00
 Business Center, Building 1, Mount Prospect, IL             1985        1       43,250     100%        367,191        0.2%     8.49
 Northpoint Court, Bolingbrook, IL                           1998        1       32,100     100%        160,884        0.1%     5.01
 Penny Lane, Building 1, Schaumburg, IL                      1988        1       27,742     100%        124,434        0.1%     4.49
 Penny Lane, Building 2, Schaumburg, IL                      1988        1       20,722     100%         94,053        0.1%     4.54
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                          12      644,050     100%   $  3,986,920        2.6%   $ 6.19

                                                                                Rentable Sq. Ft.        Annualized Net Rent(1)
                                                                                ----------------        ----------------------
                                                                    Number
                                                             Year       of                                                       Per
                                                           Built/  Proper-               Percent                    Percent   Leased
Property Type and Location                              Renovated     ties       Number   Leased         Amount    of Total  Sq. Ft.
--------------------------                              ---------     ----       ------   ------         ------    --------  -------
Cincinnati/Northern Kentucky Market
 Kentucky Drive, Florence, KY                                1991        1      128,077     100%   $    367,515        0.2%   $ 2.87
 Empire Drive, Building 3, Florence, KY                      1991        1      101,250     100%        318,999        0.2%     3.15
 Airport Exchange Drive, Erlanger, KY                        1997        1       67,749     100%        464,433        0.3%     6.86
 Creek Road, Blue Ash, OH                                    1983        1       66,210      94%        467,963        0.3%     7.56
 Foundation Drive, Building 2, Elsmere, KY                   1983        1       62,560     100%        319,910        0.2%     5.11
 Empire Drive, Building 2, Florence, KY                      1990        1       47,842     100%        198,272        0.1%     4.14
 Empire Drive, Building 1, Florence, KY                      1990        1       47,840     100%        164,453        0.1%     3.44
 Jamike Drive, Building 4, Erlanger, KY                      1988        1       42,606      85%        127,251        0.1%     3.52
 Turfway Road, Building 3, Erlanger, KY                      1996        1       41,839     100%        150,300        0.1%     3.59
 Turfway Road, Building 2, Erlanger, KY                      1990        1       39,396     100%        185,480        0.1%     4.71
 Jamike Drive, Building 3, Erlanger, KY                      1986        1       38,900     100%        182,299        0.1%     4.69
 Spiral Drive, Building 2, Florence, KY                      1989        1       34,999     100%        296,101        0.2%     8.46
 Commerce Boulevard, Loveland, OH                            1989        1       34,600     100%        171,000        0.1%     4.94
 Foundation Drive, Building 1, Elsmere, KY                   1983        1       33,000     100%        110,220        0.1%     3.34
 Jamike Drive, Building 7, Erlanger, KY                      1985        1       31,540      78%         86,434        0.1%     3.54
 Turfway Road, Building 1, Erlanger, KY                      1990        1       30,711     100%        154,281        0.1%     5.02
 Jamike Drive, Building 2, Erlanger, KY                      1986        1       26,949     100%        125,076        0.1%     4.64
 Jamike Drive, Building 6, Erlanger, KY                      1985        1       26,560     100%        101,003        0.1%     3.80
 Spiral Drive, Building 1, Florence, KY                      1988        1       26,556     100%        240,144        0.2%     9.04
 Jamike Drive, Building 5, Erlanger, KY                      1985        1       24,640     100%        118,418        0.1%     4.81
 Foundation Drive, Building 6, Elsmere, KY                   1984        1       17,500     100%         57,203        0.0%     3.27
 Jamike Drive, Building 1, Erlanger, KY                      1986        1       15,000     100%         62,499        0.0%     4.17
 Foundation Drive, Building 4, Elsmere, KY                   1983        1       12,000     100%         48,199        0.0%     4.02
 Foundation Drive, Building 5, Elsmere, KY                   1983        1       12,000     100%         48,101        0.0%     4.01
 Foundation Drive, Building 7, Elsmere, KY                   1984        1       12,000     100%         36,160        0.0%     3.01
 Foundation Drive, Building 8, Elsmere, KY                   1984        1       10,000     100%         66,000        0.1%     6.60
 Foundation Drive, Building 3, Elsmere, KY                   1990        1        7,000     100%         90,000        0.1%    12.86
 Power Line Drive, Elsmere, KY                               1994        1        6,000     100%         38,588        0.0%     6.43
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                          28    1,045,324      98%   $  4,796,302        3.1%   $ 4.67

Columbus Market
 Equity Drive, Building 2, Columbus, OH                      1980        1      116,160     100%   $    708,654        0.5%   $ 6.10
 Alum Creek Road, Columbus, OH                               1988        1       34,600     100%        175,076        0.1%     5.06
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           2      150,760     100%   $    883,730        0.6%   $ 5.86

Minneapolis Market
 Woodale Drive, Building 3, Mounds View, MN                  1990        1      144,019     100%   $    844,751        0.6%   $ 5.87
 West 82nd Street, Bloomington, MN                           1967        1      101,465     100%        481,130        0.3%     4.74
 Woodale Drive, Building 2, Mounds View, MN                  1989        1       55,742     100%        480,948        0.3%     8.63
 Cahill Road, Edina, MN                                      1979        1       45,800     100%        251,157        0.2%     5.48
 Woodale Drive, Building 4, Mounds View, MN                  1992        1       42,551     100%        208,107        0.1%     4.89
 Monticello Lane, Maple Grove, MN                            1986        1       40,437     100%        157,704        0.1%     3.90
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           6      430,014     100%   $  2,423,797        1.6%   $ 5.64

Other Market
 Rudolph Way, Greendale, IN                                  1990        1       50,000     100%   $    121,776        0.1%   $ 2.44
                                                                       ---   ----------    ----    ------------    -------    ------

                       MIDWEST REGION SUBTOTAL                          49    2,320,148      99%   $ 12,212,525        8.0%   $ 5.30

SOUTHEAST REGION

Atlanta Market
 Highlands Parkway, Smyrna, GA                               1997        1      150,000     100%   $    994,500        0.7%   $ 6.63
 Cobb International Place, Building 2, Kennesaw, GA          1996        1       68,000     100%        276,171        0.2%     4.06

                                                                                Rentable Sq. Ft.        Annualized Net Rent(1)
                                                                                ----------------        ----------------------
                                                                    Number
                                                             Year       of                                                       Per
                                                           Built/  Proper-               Percent                    Percent   Leased
Property Type and Location                              Renovated     ties       Number   Leased         Amount    of Total  Sq. Ft.
--------------------------                              ---------     ----       ------   ------         ------    --------  -------
 Town Park Drive, Building 1, Kennesaw, GA                   1995        1       65,830     100%        327,966        0.2%     4.98
 Cobb International Place, Building 1, Kennesaw, GA          1996        1       60,000      80%        206,790        0.1%     4.31
 Town Park Drive, Building 2, Kennesaw, GA                   1995        1       55,554     100%        258,490        0.2%     4.65
 South Royal Drive, Building 1, Tucker, GA                   1987        1       53,402      87%        224,436        0.1%     4.83
 South Royal Drive, Building 2, Tucker, GA                   1987        1       43,720     100%        183,035        0.1%     4.19
 South Royal Drive, Building 3, Tucker, GA                   1989        1       37,041     100%        154,707        0.1%     4.18
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           8      533,547      96%   $  2,626,095        1.7%   $ 5.10

Charlotte Market
 Old Charlotte Highway, Monroe, NC                      1957/1972        1      135,000     100%   $    394,400        0.3%   $ 2.92
 Airport Road, Monroe, NC                               1957/1972        1      118,930     100%        591,600        0.4%     4.97
 Commerce Blvd., Charlotte, NC                               1988        1       80,640      75%        214,963        0.1%     3.55
 Woodpark Blvd., Bldg. 3, Charlotte, NC                      1987        1       65,850     100%        186,356        0.1%     2.83
 Woodpark Blvd., Bldg. 1, Charlotte, NC                      1985        1       56,000     100%        177,368        0.1%     3.17
 Woodpark Blvd., Bldg. 2, Charlotte, NC                      1986        1       48,600     100%        160,185        0.1%     3.30
 N. I-85 Service Road, Charlotte, NC                         1988        1       44,150     100%        227,550        0.2%     5.15
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           7      549,170      96%   $  1,952,422        1.3%   $ 3.69

Orlando Market
 Boggy Creek Road, Building 2, Orlando, FL                   1996        1       55,456     100%   $    321,388        0.2%   $ 5.80
 Landstreet Road, Building 2, Orlando, FL                    1997        1       55,456     100%        320,871        0.2%     5.79
 Boggy Creek Road, Building 3, Orlando, FL                   1998        1       55,456     100%        298,841        0.2%     5.39
 Boggy Creek Road, Building 1, Orlando, FL                   1992        1       52,500      99%        269,116        0.2%     5.17
 Boggy Creek Road, Building 4, Orlando, FL                   1999        1       50,108     100%        250,539        0.2%     5.00
 Landstreet Road, Building 3, Orlando, FL                    1996        1       50,018     100%        247,589        0.1%     4.95
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           6      318,994     100%   $  1,708,344        1.1%   $ 5.36

Other Market
 Industrial Drive South, Gluckstadt, MS                      1988        1      160,000     100%   $    873,490        0.6%   $ 5.46
                                                                       ---   ----------    ----    ------------    -------    ------

                     SOUTHEAST REGION SUBTOTAL                          22    1,561,711      97%   $  7,160,351        4.7%   $ 4.70

NORTHEAST REGION

Baltimore/Washington Market
 Guilford Road, Annapolis Junction, MD                       1989        1       96,686     100%   $    592,392        0.4%   $ 6.13
 Nokes Boulevard, Building 1, Sterling, VA                   1998        1       88,489     100%        726,495        0.5%     8.21
 Nokes Boulevard, Building 2, Sterling, VA                   1999        1       78,671     100%        567,432        0.4%     7.21
 Beaumeade Circle, Ashburn, VA                               1990        1       78,274      89%        468,929        0.3%     6.77
 Oakville Industrial Park, Building 3, Alexandria, VA        1947        1       76,089     100%        551,399        0.4%     7.25
 The Crysen Center, Building 2, Jessup, MD                   1985        1       76,043      92%        354,335        0.2%     5.07
 The Crysen Center, Building 1, Jessup, MD                   1985        1       75,820      87%        348,196        0.2%     5.30
 Bristol Court, Building 1, Jessup, MD                       1988        1       73,071      91%        353,526        0.2%     5.32
 Oakville Industrial Park, Building 1, Alexandria, VA        1949        1       67,225     100%        380,613        0.2%     5.66
 Fontana Lane, Building 2, Baltimore, MD                     1988        1       61,320      83%        391,389        0.3%     7.71
 Bristol Court, Building 2, Jessup, MD                       1986        1       60,000     100%        267,646        0.2%     4.46
 Oakville Industrial Park, Building 5, Alexandria, VA        1955        1       56,134      98%        240,766        0.2%     4.36
 Oakville Industrial Park, Building 6, Alexandria, VA        1946        1       50,876     100%        527,691        0.3%    10.37
 Guilford Road, Building 2, Ashburn, VA                      1988        1       50,355     100%        342,046        0.2%     6.79
 West Nursery Road, Building 1, Linthicum, MD                1989        1       49,100     100%        343,700        0.2%     7.00
 Guilford Road, Building 1, Ashburn, VA                      1987        1       48,635     100%        280,498        0.2%     5.77
 Fontana Lane, Building 1, Baltimore, MD                     1988        1       47,434     100%        253,967        0.2%     5.35
 West Nursery Road, Building 2, Linthicum, MD                1989        1       39,041     100%        380,720        0.3%     9.75
 Oakville Industrial Park, Building 2, Alexandria, VA        1940        1       23,683     100%        122,567        0.1%     5.18
 Oakville Industrial Park, Building 4, Alexandria, VA        1952        1        2,800     100%         21,127        0.0%     7.55
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                          20    1,199,746      96%   $  7,515,434        5.0%   $ 6.50

Boston Market
 Technology Drive, Auburn, MA                                1973        1       54,400     100%   $    191,199        0.1%   $ 3.51
 John Hancock Road, Taunton, MA                              1986        1       34,224     100%        206,147        0.1%     6.02
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           2       88,624     100%   $    397,346        0.2%   $ 4.48

                                                                                Rentable Sq. Ft.        Annualized Net Rent(1)
                                                                                ----------------        ----------------------
                                                                    Number
                                                             Year       of                                                       Per
                                                           Built/  Proper-               Percent                    Percent   Leased
Property Type and Location                              Renovated     ties       Number   Leased         Amount    of Total  Sq. Ft.
--------------------------                              ---------     ----       ------   ------         ------    --------  -------
New York/New Jersey Market
 Memorial Drive, Franklin Township, NJ                       1988        1      148,598      94%   $    624,617        0.4%   $ 4.48
 New England Avenue, Piscataway, NJ                     1975/1995        1      101,553     100%        405,196        0.3%     3.99
                                                                       ---   ----------    ----    ------------    -------    ------

                               Market Subtotal                           2      250,151      96%   $  1,029,813        0.7%   $ 4.27
                                                                       ---   ----------    ----    ------------    -------    ------

                     NORTHEAST REGION SUBTOTAL                          24    1,538,521      97%   $  8,942,593        5.9%   $ 6.02
                                                                       ---   ----------    ----    ------------    -------    ------

WORKSPACE PROPERTIES TOTAL                                             155    8,467,978      98%   $ 47,611,975       31.3%   $ 5.74
                                                                       ---   ----------    ----    ------------    -------    ------

GRAND TOTAL                                                            320   38,158,561      97%   $151,767,478      100.0%   $ 4.11
                                                                       ===   ==========    ====    ============    =======    ======

(1) "Annualized Net Rent" means annualized monthly net rent from leases in effect as of December 31, 1999. "Net Rent" means contractual rent, excluding any reimbursements for real estate taxes or operating expenses.

Item 3. Legal Proceedings

Cabot Trust is not a party to any material litigation nor, to Cabot Trust's knowledge, is any litigation threatened against Cabot Trust, other than routine actions arising in the ordinary course of business, substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on the business, results of operations or financial condition of Cabot Trust.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Cabot Trust's shareholders during the fourth quarter of 1999.

Item 4A. Executive Officers of the Registrant

The executive officers of the Registrant and their respective positions, business experience and ages at February 29, 2000, are set forth below. The executive officers serve at the discretion of the Board of Trustees.

Name                                         Age      Position
-------------------------------------------- -------- -------------------------------------------
Ferdinand Colloredo-Mansfeld(1)               60      Chairman of the Board and Chief Executive
                                                      Officer, Trustee
Robert E. Patterson                           54      President, Trustee
Franz Colloredo-Mansfeld(1)                   37      Senior Vice President and Chief Financial
                                                      Officer
Andrew D. Ebbott                              44      Senior Vice President - Director of
                                                      Acquisitions

Name                                         Age      Position
-------------------------------------------- -------- -------------------------------------------
Howard B. Hodgson, Jr.                        44      Senior Vice President - Director of Real
                                                      Estate Operations
Neil E. Waisnor                               45      Senior Vice President - Finance,
                                                      Treasurer and Secretary
Eugene F. Reilly                              38      Senior Vice President - Director of
                                                      Development

(1) Messrs. Ferdinand and Franz Colloredo-Mansfeld are father and son.

                                  Business Experience
                                  -------------------

Ferdinand Colloredo-Mansfeld .... Ferdinand Colloredo-Mansfeld has served as our
                                  Chairman of the Board of Trustees and Chief
                                  Executive Officer since our formation in October 1997. Mr. Colloredo-Mansfeld also serves as the Chairman and Chief Executive Officer of Cabot Advisors. Mr. Colloredo-Mansfeld served as Chairman, Chief Executive Officer and Chief Investment Officer of Cabot Partners Limited Partnership from 1990 to 1997, having previously served in the same positions with Cabot, Cabot & Forbes Realty Advisors, Inc., an affiliate of Cabot, Cabot & Forbes, since its formation in 1986. Mr. Colloredo-Mansfeld began his real estate career in 1970 when he joined Cabot, Cabot & Forbes, a national real estate development, management and construction firm, becoming its Chief Financial Officer in 1973, Chief Operating Officer in 1974 and Chief Executive Officer in 1976, a position he held until his retirement from that company in 1989. As Chief Executive Officer, Mr. Colloredo-Mansfeld oversaw the development and management of approximately $4 billion of commercial properties in twenty states, including 35 master-planned suburban business and industrial parks. Mr. Colloredo-Mansfeld is a graduate of Harvard College and Harvard Business School. He is a limited partner in Brown Brothers Harriman & Co. and is a Director of Raytheon Company and former Director of Shawmut National Corp. and Data General Corp. He is a Trustee (former Chairman of the Board of Trustees) of the Massachusetts General Hospital and a member of the Board of Directors, Boston Private Industry Council. Mr. Colloredo-Mansfeld is the father of Franz Colloredo-Mansfeld, our Chief Financial Officer.

Robert E. Patterson ............. Mr. Patterson has served as our President and a Trustee since our formation in October 1997. Mr. Patterson served as Executive Vice President, Director of Acquisitions and a member of the Investment Committee of Cabot, Cabot & Forbes Realty Advisors, Inc. and, subsequently, Cabot Partners Limited Partnership from 1987 to 1997. Mr. Patterson began his real estate career in 1972 as a lawyer with the firm of Gaston, Snow & Ely Bartlett. In 1978, he became the first Executive Director of the Massachusetts Industrial Finance Agency and remained in that position until 1983 when he joined the Beal Companies, a Boston-based real estate development, management and investment firm as Senior Vice President. He joined Cabot, Cabot & Forbes Realty Advisors, Inc. in 1987 to head its acquisitions group and was a founding partner of Cabot Partners Limited Partnership upon its formation as an independent entity in 1990. Mr. Patterson is a graduate of Harvard College and Harvard Law School. He is a Trustee of The Putnam Group of Mutual Funds, a Trustee of the Sea Education Association, Chairman of the Board of Trustees of the Joslin Diabetes Center, and a Director of the Brandywine Trust Company. He is a member of numerous industry associations, including the National Association of Real Estate Investment Trusts and the Urban Land Institute.

Franz Colloredo-Mansfeld ........ Franz Colloredo-Mansfeld has been our Chief
                                  Financial Officer since October 1997 and served as a Senior Vice President of Cabot Partners Limited Partnership since 1996. He was a Senior Engagement Manager of McKinsey & Company, Inc. from 1992 through 1996. He previously worked for the Deutsche Bank real estate investment group in 1992 and was a Robert Bosch Fellow at the German Central Bank (Bundesbank) in Frankfurt, Germany in 1991. He was also an investment banker with Merrill Lynch & Co. from 1986 through 1989, where he specialized in mergers and acquisitions. Mr. Colloredo-Mansfeld is a graduate of Harvard College and Harvard Business School. He is a director or trustee of numerous corporate, professional, and charitable organizations. Mr. Colloredo-Mansfeld is the son of Ferdinand Colloredo-Mansfeld, our Chief Executive Officer.

Andrew D. Ebbott ................ Mr. Ebbott has served as our Senior Vice
                                  President, Director of Acquisitions since
                                  October 1997. Mr. Ebbott joined Cabot, Cabot & Forbes Realty Advisors, Inc. in 1988 as Director of Research and a member of its acquisition department, becoming a Vice President in 1991 and a Senior Vice President in 1995 of Cabot Partners Limited
                                  Partnership. Mr. Ebbott is a graduate of Dartmouth College and the University of Chicago Business School. He has over 14 years experience in real estate finance, investment and research and is a member of the American Institute of Certified Public Accountants and the National Association of Real Estate Investment Trusts.

Howard B. Hodgson, Jr. .......... Mr. Hodgson has been our Senior Vice
                                  President, Director of Real Estate Operations since October 1997 and has served as a Senior Vice President, Director of Asset Management and Member of the Investment Committee of Cabot Partners Limited Partnership from 1992 to October 1997. Mr. Hodgson began his real estate career in 1979 with the Boston-based real estate firm of R.M. Bradley & Co., Inc., becoming the head of its institutional property management group prior to joining Cabot, Cabot & Forbes Asset Management Company in 1991 as a Senior Vice President and head of its property management group. Mr. Hodgson is a graduate of Northeastern University. He is a Trustee and member of the Executive Committee of the Cambridge Savings Bank and is a Trustee of Cambridge Financial Group, Inc. He is a member of the Building Owners and Managers Association and is a corporate Trustee of the Trustees of Reservations.

Neil E. Waisnor ................. Mr. Waisnor has served as our Senior Vice
                                  President-Finance, Treasurer and Secretary since October 1997. Mr. Waisnor was a founding partner of Cabot Partners Limited Partnership, joining as Vice President and Treasurer in 1990 and becoming a Senior Vice President and Chief Financial Officer in 1995. Prior to joining Cabot Partners Limited Partnership, he was Vice President and Controller of Cabot, Cabot & Forbes, where he served in a variety of financial capacities since 1985. He worked for Arthur Andersen & Co. from 1977 until 1985, where he was a senior audit manager serving real estate and high technology companies. Mr. Waisnor is a graduate of the University of Massachusetts at Amherst and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

Eugene F. Reilly ................ Mr. Reilly has been our Senior Vice
                                  President-Director of Development since
                                  October 1997. Mr. Reilly served as Director of Leasing and Marketing of Cabot Partners Limited Partnership from 1992 to October 1997, becoming Senior Vice President in 1996. Mr. Reilly began his real estate career with the Boston commercial real estate brokerage firm of Leggat McCall and Werner in 1983 and subsequently became a leasing broker with Julien J. Studley, Inc. In 1985, he joined National Development Corporation where he became a Senior Vice President prior to joining Cabot Partners Limited Partnership as a Vice President in 1992. Mr. Reilly is a graduate of Harvard College. He is a member of the National Association of Industrial and Office Parks.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Cabot Trust's Common Shares began trading on the New York Stock Exchange ("NYSE") on January 30, 1998, under the symbol "CTR". The following table sets forth the high and low sales prices per share as reported on the New York Stock Exchange Composite Tape and the distributions paid on the Common Shares with respect to the periods indicated.

1998:                                                  High              Low          Distributions(1)
-----                                                  ----              ---          ----------------
    First Quarter (from January 30, 1998)             $23.81           $20.88               $.202
    Second Quarter                                     25.13            19.81                .325
    Third Quarter                                      22.19            17.56                .325
    Fourth Quarter                                     22.00            16.88                .325

1999:                                                  High              Low          Distributions(1)
-----                                                  ----              ---          ----------------
    First Quarter                                     $20.44           $18.13               $.340
    Second Quarter                                     22.00            18.25                .340
    Third Quarter                                      23.00            18.00                .340
    Fourth Quarter                                     20.50            17.38                .340

2000:                                                  High              Low          Distributions(1)
-----                                                  ----              ---          ----------------
    First Quarter (through February 29, 2000)         $20.63           $18.06               $  --

(1) Cabot Trust paid a distribution with respect to these quarters in the quarter immediately following the quarter in which the cash flow was generated and the distribution was deemed.

On February 29, 2000, Cabot Trust had 40,619,420 Common Shares outstanding held of record by 29 shareholders and beneficially by approximately 1,600 shareholders.

The operating cash flow realized by Cabot Trust and the amount available for distributions to shareholders is affected by a number of factors, including the property revenues of Cabot L.P., the operating expenses of Cabot L.P., the distributions it receives from Cabot L.P., the distributions to Preferred Unitholders of Cabot L.P., the interest expense on borrowings and capital expenditures. Future distributions by Cabot Trust will be at the discretion of the Board of Trustees and will depend on the actual FFO of Cabot Trust, its financial condition and capital requirements, the annual income distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. In 1998 and 1999, 100% of Cabot Trust's distributions to shareholders were taxable as ordinary income. For tax purposes, $0.19 of the $0.34 distribution made in January 2000 with respect to fourth quarter 1999 was deemed a distribution taxable in 1999 and $0.15 was deemed taxable in 2000.

Recent Sales of Unregistered Securities

Cumulative Redeemable Perpetual Preferred Equity

During 1999, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units:

        Sale Date                    Series              Unit Price        Liquidation Value         Net Proceeds
--------------------------     --------------------     -------------    ----------------------    -----------------
April 29, 1999                   8.625% Series B             $50              $ 65,000,000            $ 63,175,000
September 3, 1999                8.625% Series C              25                65,000,000              63,175,000
September 27, 1999               8.375% Series D              50                10,000,000               9,715,000
December 9, 1999                 8.375% Series E              50                10,000,000               9,715,000
December 22, 1999                8.500% Series F              25                45,000,000              44,025,000
                                                                         ----------------------    -----------------
                                                                              $195,000,000            $189,805,000
                                                                         ======================    =================

Net proceeds from the offerings were used to repay borrowings under Cabot Trust's Acquisition Facility. The Preferred Units, which may be called by Cabot Trust at par on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption and are not convertible into any other securities of Cabot L.P. The Preferred Units are exchangeable after ten years from issuance, or earlier upon the occurrence of certain events, for perpetual preferred shares of Cabot Trust. All Preferred Units were sold to institutional investment funds in reliance upon the exemption from registration in Section 4(2) of the Securities Act.

Units in Cabot L.P.

On April 7, 1998, Cabot L.P. issued 101,149 Units in Cabot L.P., at a then-current value of $2.3 million, in exchange for industrial properties. The Units were issued solely to "accredited investors" within the meaning of Rule 501 of Regulation D, and the Units were issued in reliance upon the exemption from registration set forth in Regulation D.

On March 11, 1999, and December 15, 1999, Cabot L.P. issued 143,087 and 34,361 Units in Cabot L.P., respectively, at then-current values totaling $3.4 million, in exchange for industrial properties. The Units were issued solely to "accredited investors" and in reliance upon the exemption set forth in Regulation D.

Private Placement of 1,000,000 Common Shares of Beneficial Interest of Cabot Trust.

On February 4, 1998, Cabot Trust completed a private placement of 1,000,000 Common Shares to a group of investors represented by Morgan Stanley Asset Management, Inc. ("Morgan Stanley"). Morgan Stanley acted as advisor to six institutional investors in connection with the private placement. The aggregate and sales offering price of such shares was $20,000,000. The Company relied on Regulation D to effectuate the private placement. All of the investors who purchased common stock in the private placement were qualified institutional buyers within the meaning of Rule 144A, except for one institutional "accredited investor" within the meaning of Rule 501 of Regulation D.

Item 6. Selected Financial Data

Cabot Trust commenced operations in its current form on February 4, 1998, the completion date of the Formation Transactions and the Offerings described elsewhere herein. Set forth below are selected historical financial and other data for the real estate advisory business of Cabot Partners, and for Cabot Trust. The selected financial data presented below as of December 31, 1997 and 1996 and for the two years in the period ended December 31, 1997 have been derived from the Cabot Partners financial statements that have been audited by Arthur Andersen LLP, the independent public accountants, as indicated in their reports included in this report on Form 10-K. This information should be read in conjunction with such financial statements and the notes thereto. The selected financial data presented below as of and for the year ended December 31, 1995 for Cabot Partners is derived from Cabot Partners financial statements and the notes thereto not included in this report on Form 10-K which have been audited by Arthur Andersen LLP.

The selected financial data presented below as of and for the years ended December 31, 1999 and 1998, have been derived from the financial statements of Cabot Trust that have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included in this report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto included elsewhere within this filing.

                                                      Cabot Trust                       Cabot Partners
                                               ---------------------------   --------------------------------------
                                                   As of and for the                   As of and for the
                                                Years Ended December 31,           Years Ended December 31,
                                               ---------------------------   --------------------------------------

In thousands, except per share/unit data            1999        1998(1)            1997        1996       1995
--------------------------------------------     -----------  ------------      ----------  ---------- ----------
Operating Data
Revenues                                         $  157,471   $   102,425       $   9,080   $   7,908  $   6,516
General and administrative expenses                   8,902         6,815           7,045       5,888      5,069
Depreciation and amortization expense                31,169        20,913             977         419        453
Net income (2)                                       49,048        21,766           1,058       1,594      1,057
Net income per share                                   1.32          1.17               -           -          -
Distributions per share/unit                           1.36         1.177               -           -          -

Balance Sheet Data
Total assets                                     $1,593,484   $ 1,110,570       $   5,339   $   6,075  $   5,628
Total liabilities                                   584,768       293,272             760         485        563
Minority interest                                   246,974       468,311               -           -          -
Total shareholders' equity/partners'
  capital                                           761,742       348,987           4,579       5,590      5,065

Other Data
Cash flows provided by (used in):
  Operating activities                           $  101,293   $    78,726       $   1,062   $   1,283  $   1,351
  Investing activities                             (454,195)     (398,795)           (193)        113         (6)
  Financing activities                              372,608       322,369          (2,069)     (1,069)         -
Assets under management (unaudited)(3)                  N/A           N/A         861,000     979,000    778,000

(1) Represents activity for the period from the commencement of operations on February 4, 1998 through December 31, 1998.
(2)   Net of minority interest.
(3) Based on the estimated fair market value of the managed assets as of the dates indicated.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements regarding Cabot Trust contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Cabot Trust operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Therefore, actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements and readers of this document should not rely on them. Cabot Trust's operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions that affect Cabot Trust's cost of capital also influence operating results.

INTRODUCTION

Cabot Trust

Cabot Trust owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States.
Cabot Trust was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of the Formation Transactions and Offerings on February 4, 1998, the closing date of Cabot Trust's initial public offering. Cabot Trust had no operations prior to February 4, 1998. At December 31, 1999, Cabot Trust owned 320 industrial properties, 119 of which properties were acquired in connection with the Formation Transactions described in Notes 1 and 3 to the consolidated financial statements herein, 84 of which properties were acquired during 1998 and 113 of which properties were acquired during the year ended December 31, 1999. In addition, four properties from the development program were placed into service in 1999 and 1998. In the near term, Cabot Trust expects to moderate the pace of its acquisition program, compared to prior years, and Cabot Trust expects development projects will provide an increasing component of growth due to the higher potential returns on capital.

Cabot Partners

Cabot Partners was the real estate advisory and management entity that was the sponsor and organizer of Cabot Trust. Its revenues consisted primarily of asset management and acquisition fees earned under advisory contracts with large institutional investors.

RESULTS OF OPERATIONS

Cabot Trust

Since Cabot Trust was formed in October 1997 and did not begin operations until February 4, 1998, the results for the year ended December 31, 1998 represent activity for 331 days (approximately 11 months) only, and no comparison of results to prior periods is available.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998
Net income attributable to common shareholders for the year ended December 31, 1999, totaled $49.0 million or $1.32 per share, compared to $21.8 million or $1.17 per share for the year ended December 31, 1998. The increase is the result of having a full year of operations in 1999 compared to 331 days in 1998 and increased earnings from additional investments in real estate. The increase in net income allocable to common shareholders is also due to the conversion of Units to Common Shares discussed in Note 1 to the financial statements, which resulted in a decrease in the allocation of income to minority interest but has no effect on net income per share.

Rental revenues were $157.5 million, including tenant reimbursements of $21.6 million, for the year ended December 31, 1999, compared to $102.4 million, including tenant reimbursements of $13.4 million, for the year ended December 31, 1998. Total rental revenue of $82.7 million and $72.9 million was generated in 1999 and 1998, respectively, by the 119 properties owned as of February 4, 1998 as a result of the Formation Transactions and still owned at December 31, 1999 (the "Baseline Properties") and total rental revenue of $73.9 million and $27.2 million in 1999 and 1998, respectively, was generated by the 201 properties acquired or developed after February 4, 1998. The remainder of total rental revenue relates to properties sold.

Cabot Trust's operating margin (the ratio of total rental revenues minus property operating and property tax expenses to total rental revenues) decreased slightly to approximately 81% for the year ended December 31, 1999 compared with 82% for the year ended December 31, 1998. The decrease is primarily due to a change in the composition of leases, primarily as a result of acquisition of multitenant and workspace properties, to more leases where Cabot L.P. pays property and operating expenses and is reimbursed by the tenants compared to leases where the tenant pays these expenses directly.

Depreciation and amortization related to real estate investments totaled $31.1 million and $20.9 million for the years ended December 31, 1999 and 1998, respectively. The increase reflects the acquisition of approximately $448 million of real estate assets in 1999, as well as a full year of expense related to 1998 acquisitions, and 365 days of operations in 1999 compared to 331 days in 1998.

General and administrative expense increased by $2.1 million, to $8.9 million for the year ended December 31, 1999. The increase is primarily due to a full year of operations in 1999 and it also reflects an increase in personnel to manage the acquisition, development, asset management and financing activity, from the increase in the number of Cabot Trust's properties during the two-year period. As a percentage of rental revenues, general and administrative expense decreased to 5.7% in 1999 from 6.7% in 1998.

Interest expense of $25.4 million for the year ended December 31, 1999 represents interest incurred on an additional $115.7 million of secured debt incurred during 1999, $200.0 million of unsecured debt issued in May 1999, and additional borrowings under Cabot Trust's Acquisition Facility, net of $3.2 million of interest capitalized to development projects. Interest expense of $7.0 million for 1998, net of $959,000 of interest capitalized to development projects, was incurred for only 331 days on average indebtedness of $116.2 million for 1998.

During 1998 Cabot Trust entered into an interest rate hedge transaction (referred to as the "Treasury Lock") involving the future sale of $100 million of Treasury securities based on an interest rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot Trust paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot Trust recorded a loss related to the settlement of the treasury lock of approximately $2.5 million during the year ended December 31, 1999.

During 1999, Cabot Trust sold two properties, which resulted in a net gain of $2.8 million. On June 22, 1999, Cabot L.P. sold a 120,000 square foot property located in Massachusetts for a gross sales price of $10.5 million, which resulted in a gain of $3.4 million, and on August 3, 1999, Cabot L.P. sold a 225,000 square foot property located in New Jersey for a gross sales price of $6.6 million, which resulted in a loss of $653,000.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and earnings of Cabot Advisors, decreased by $124,000, from $1.1 million for the year ended December 31, 1998 to $1.0 million for the year ended December 31, 1999. The decrease is primarily due to a decrease in Cabot Trust's share of earnings of Cabot Advisors for the year ended December 31, 1999 compared with 1998.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and its Cumulative Redeemable Perpetual Preferred Units. At December 31, 1999, Cabot Trust owned 93% of Cabot L.P. and the minority common equity ownership interest was 7%. At December 31, 1998, the minority common equity ownership interest was 57%. As discussed in Note 1 to the financial statements, during the year ended December 31, 1999 a significant number of Units were converted to Common Shares, resulting in a decrease in minority interest expense related to Limited Partner Unitholders. During 1999, the average minority common equity ownership interest was 15%, whereas in 1998 it was 57%. Dividends accruable to Preferred Unitholders, which totaled $6.0 million in 1999, are also considered minority interest expense.

Cabot Partners

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996 Revenues, primarily consisting of asset management fees and acquisition fees, increased by $1.2 million for the year ended December 31, 1997, or 14.8%, to $9.1 million as compared to $7.9 million for the year ended December 31, 1996. The increase was due to a $191 million increase in average assets under management for the year ended December 31, 1997, as compared to the year ended December 31, 1996, which resulted in an $850,000 increase in asset management fees. In addition, acquisition fees increased by $262,000 in 1997 as compared to 1996, due to an increase in fee-earning acquisitions of $37 million.

General and administrative expenses increased by $1.2 million for the year ended December 31, 1997, or 19.7%, to $7.0 million as compared to $5.9 million for the year ended December 31, 1996. Compensation expense increases accounted for $798,000, or 69.0%, of the increase. The remainder of the increase was primarily due to higher professional services fees. General and administrative expenses as a percentage of revenues for 1997 and 1996 was 77.6% and 74.5%, respectively.

Depreciation and amortization expense increased by $558,000 for the year ended December 31, 1997, to $977,000, due to increased amortization of two advisory contracts terminated during 1997.

CAPITAL RESOURCES AND LIQUIDITY

Cabot Trust intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot Trust may also consider preferred and common equity financing when such financing is available on attractive terms.

As a result of the completion of the Offerings in February 1998, Cabot Trust issued 8,625,000 Common Shares to the public and 1,000,000 Common Shares in a private placement. All of the Common Shares were sold at a price of $20.00 per share. The proceeds from the Offerings, net of offering costs, were $176.3 million.

As discussed in Note 1 to the financial statements, Cabot L.P. issued an aggregate of $195 million of Cumulative Redeemable Perpetual Preferred Units in five separate transactions in 1999. The net proceeds from these transactions were $189.8 million which was used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of issuance.

In March 1998, Cabot L.P. established a $325 million unsecured revolving line of credit (the "Acquisition Facility"), with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain restrictions and requirements such as total debt-to-assets, debt service coverage and unencumbered assets to unsecured debt ratios, and other limitations. Cabot Trust believes cash flow from operations not distributed to shareholders and unitholders will be sufficient to cover tenant improvements and other costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue-generating capital expenditures.

As of December 31, 1999, Cabot L.P. had $163.9 million of fixed rate debt secured by properties, $163.0 million of unsecured borrowings under its Acquisition Facility, $200.0 million of unsecured debt and a 35% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot L.P.'s total consolidated debt as a percentage of the sum of the market value of its outstanding Partnership Units, plus the liquidation value of Cumulative Redeemable Perpetual Preferred Units plus debt.

In the normal course of its 2000 operations, through February 29, 2000, Cabot Trust purchased approximately $58 million of real estate assets in the current year and has committed to purchase $41 million of additional real estate assets. The completed real estate asset acquisitions were primarily funded through Acquisition Facility borrowings and $6.1 million of assumed debt.

Cabot L.P. entered into an interest rate cap arrangement relating to its LIBOR-based Acquisition Facility for a notional amount of $100 million for the period October 1, 1999 through April 1, 2000. This arrangement is intended to limit the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 6.5% per annum.

Cash and cash equivalents totaled $22.0 million at December 31, 1999, representing an increase of $19.7 million. This was the result of $101.3 million of cash generated from operating activities and $372.6 million provided by financing activities, reduced by $454.2 million used in investing activities.

YEAR 2000

During 1999, Cabot Trust completed its program of determining whether its business operations would be affected by date sensitive calculation errors that might result from computers whose programs do not properly recognize the year 2000 (commonly referred to as the "Year 2000 Issue"). Cabot Trust has not to date experienced any effects on its results of operations or financial position from the Year 2000 Issue, nor have any of Cabot Trust's vendors communicated to Cabot Trust that they have experienced any such effects.

INFLATION

Substantially all of the leases of Cabot Trust's properties require the tenant to pay, as additional rent, either all real estate taxes and operating expenses or all increases in real estate taxes and operating expenses over a base amount. In addition, many of such leases provide for fixed or indexed increases (based on the consumer price index or other measures) in base rent. Management believes that inflationary increases in operating expenses will be offset, in part, by these expense reimbursements and contractual rent increases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In addition to using equity capital and retained earnings, Cabot Trust finances its acquisition and development programs and its ongoing operating cash needs through the use of debt financing. Cabot Trust uses short-term revolving debt, primarily in the form of its Acquisition Facility, and long-term secured and unsecured debt with original maturities of five years or more. Cabot Trust attempts to manage its debt maturities to reduce its exposure to the refinancing risk that would arise from having significant maturities of principal at a time when debt capital may not be available or may be available only at unfavorable interest rates.

Cabot Trust is exposed to market risk in the form of the effects of changes in market interest rates on its existing and proposed debt financing. Its Acquisition Facility bears interest at a variable rate, LIBOR plus 1%, while the interest rates on proposed fixed-rate unsecured and secured debt instruments will usually be based on Treasury securities yields plus a market-based spread. Cabot Trust has entered into various forms of interest rate protection agreements with investment-grade financial institutions from time to time for the purpose of managing a portion of its interest rate risk. For variable rate LIBOR-based borrowings, these agreements include interest rate collar and interest rate cap agreements that are intended to limit Cabot's effective cost on variable rate borrowings, either within an agreed range or below an agreed maximum level. For proposed long-term instruments, Cabot Trust has also entered into "Treasury Lock transactions" that are intended to set the Treasury securities component of the interest cost in advance through agreements for the sale of Treasury securities having notional amounts and maturities comparable to Cabot Trust's intended debt issuance. Cabot Trust does not enter into interest rate protection agreements or any other form of derivative financial instruments for speculative trading purposes.

As of December 31, 1999, Cabot Trust was a party to an interest rate cap agreement that was intended to limit its exposure to changes in LIBOR through April 1, 2000 on $100 million of borrowings on its Acquisition Facility. Under the agreement, Cabot Trust's counter party is required to pay an amount equal to interest on that notional principal amount of borrowings to the extent that the relevant LIBOR exceeds 6.5%.

As of December 31, 1998, Cabot Trust also had a Treasury Lock agreement in place for the purpose of setting the Treasury securities component of the interest rate on an intended future issuance of fixed rate debt. This agreement provided for the sale of $100 million of 10-year Treasury securities at a yield of 5.54% on March 31, 1999. Cabot Trust paid its counter party $2.5 million upon the maturity of this agreement, reflecting the decrease in Treasury yields and consequent increase in cost of the notional amount of Treasury securities to be sold since the July 1998 commencement date of the transaction.

Taking into account $163.0 million of variable rate borrowings that Cabot Trust had outstanding under its Acquisition Facility at December 31, 1999, and the above-described interest rate cap agreement that was in effect at that date, an instantaneous increase of 100 basis points in LIBOR at that date would, if LIBOR remained at the increased levels thereafter, result in an estimated $1.4 million reduction in Cabot Trust's net income in 2000. This estimate is provided for the purpose of illustrating the possible effects on Cabot Trust's results of operations of changing interest rates and Cabot Trust's interest rate protection agreements. It does not take into account any other effects that changes in interest rates might have on Cabot Trust's operations, such as higher interest rates on new fixed rate borrowings, nor does it consider any additional interest rate protection agreements that Cabot Trust might enter into in reaction to or in anticipation of changes in interest rates. While an increase in LIBOR of 100 basis points over a relatively short time period is possible, it is unlikely that interest rates would increase instantaneously or stay at the same rate for a sustained period as assumed for purposes of the illustration.

As of December 31, 1999, Cabot Trust also had $163.9 million of fixed rate debt at stated rates ranging from 7.25% to 9.67% secured by certain properties and $200.0 million of fixed rate unsecured debt at a stated rate of 7.125%. The current and future use of fixed rate debt is advantageous to Cabot Trust, as compared with variable rate debt, in times of rising interest rates. However, in an environment of falling interest rates, fixed rate debt would place Cabot Trust at a disadvantage as compared with competitors having larger components of variable rate debt.

Item 8. Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
CABOT INDUSTRIAL TRUST
Report of Independent Public Accountants....................................................36
Consolidated Balance Sheets as of December 31, 1999 and 1998................................37
Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998........38
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999
and 1998....................................................................................39
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998........40
Notes to Consolidated Financial Statements..................................................42
Schedule III - Real Estate and Accumulated Depreciation.....................................59

CABOT PARTNERS LIMITED PARTNERSHIP
Report of Independent Public Accountants....................................................68
Balance Sheets as of December 31, 1997 and 1996.............................................69
Statements of Operations for the Years Ended December 31, 1997 and 1996.....................70
Statements of Partners' Capital for the Years Ended December 31, 1997 and 1996..............71
Statements of Cash Flows for the Years Ended December 31, 1997 and 1996.....................72
Notes to Financial Statements...............................................................73

                    Report of Independent Public Accountants

To the Board of Trustees
of Cabot Industrial Trust:

We have audited the accompanying consolidated balance sheets of Cabot Industrial Trust and subsidiaries (Cabot Trust), a Maryland real estate investment trust, as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended (Note
1). These financial statements are the responsibility of Cabot Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabot Industrial Trust and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 14, 2000 (except with
respect to matters discussed
in Note 13, as to which the date is
February 29, 2000)

                             CABOT INDUSTRIAL TRUST

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                As of December 31,
                                                                            --------------------------
                                                                                1999           1998
                                                                            -----------    -----------
ASSETS:

INVESTMENT IN REAL ESTATE:
Land                                                                        $   296,619    $   199,145
Buildings                                                                     1,211,215        873,530
Less:  Accumulated Depreciation                                                 (42,543)       (17,290)
                                                                            -----------    -----------
    Net Rental Properties                                                   $ 1,465,291    $ 1,055,385
Properties under Development                                                     63,938         23,108
                                                                            -----------    -----------
                                                                            $ 1,529,229    $ 1,078,493
                                                                            -----------    -----------

OTHER ASSETS:
Cash and Cash Equivalents                                                   $    22,007    $     2,301
Rents and Other Receivables, net of allowance for uncollectible
    accounts of $574 and $312, in 1999 and 1998, respectively                     3,828          2,872
Deferred Rent Receivable                                                          6,079          2,638
Deferred Lease Acquisition Costs, net                                            23,913         17,362
Deferred Financing Costs, net                                                     3,369          1,255
Investment in and Advances to Related Party                                       1,105            582
Other Assets                                                                      3,954          5,067
                                                                            -----------    -----------

TOTAL ASSETS                                                                $ 1,593,484    $ 1,110,570
                                                                            ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                               $   163,866    $    48,206
Unsecured Debt                                                                  200,000             --
Line of Credit Borrowings                                                       163,000        200,000
Accounts Payable                                                                    889            511
Accrued Real Estate Taxes                                                        10,254          7,309
Distributions Payable                                                            15,437         14,134
Tenant Security Deposits and Prepaid Rents                                       11,205          4,956
Other Liabilities                                                                20,117         18,156
                                                                            -----------    -----------
                                                                            $   584,768    $   293,272
                                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTEREST:
Preferred Unitholders                                                       $   189,805    $        --
Limited Partner Unitholders                                                      57,169        468,311
                                                                            -----------    -----------
                                                                            $   246,974    $   468,311
                                                                            -----------    -----------

SHAREHOLDERS' EQUITY:
Common Shares, $0.01 par value, 150,000,000 shares authorized; 40,619,420 shares issued and outstanding at December 31, 1999
    and 18,586,764 shares issued and outstanding at December 31, 1998       $       406    $       186
Paid-in Capital                                                                 767,774        348,912
Retained Deficit                                                                 (6,438)          (111)
                                                                            -----------    -----------

TOTAL SHAREHOLDERS' EQUITY                                                  $   761,742    $   348,987
                                                                            -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 1,593,484    $ 1,110,570
                                                                            ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CABOT INDUSTRIAL TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                              For the Years Ended
                                                   -----------------------------------------
                                                   December 31, 1999       December 31, 1998
                                                   -----------------       -----------------
                                                                               (Note 1)
REVENUES:
Rental Income                                         $    135,859           $     89,044
Tenant Reimbursements                                       21,612                 13,381
                                                      ------------           ------------
                                                      $    157,471           $    102,425
EXPENSES:
Property Operating                                    $     11,821           $      6,579
Property Taxes                                              17,787                 11,843
Depreciation and Amortization                               31,169                 20,913
General and Administrative                                   8,902                  6,815
Interest                                                    25,360                  7,009
Settlement of Treasury Lock                                  2,492                     --
                                                      ------------           ------------
                Total Expenses                        $     97,531           $     53,159

OTHER INCOME:
Net Gain on Sales of Real Estate                      $      2,751           $        572
Interest and Other Income                                      996                  1,120
                                                      ------------           ------------

Income Before Minority Interest Expense               $     63,687           $     50,958

MINORITY INTEREST EXPENSE:
    Preferred Unitholders                                   (6,009)                    --
    Limited Partner Unitholders                             (8,630)               (29,192)
                                                      ------------           ------------

Net Income                                            $     49,048           $     21,766
                                                      ============           ============

Earnings per Share:
    Basic                                             $       1.32           $       1.17
                                                      ============           ============

    Diluted                                           $       1.32           $       1.17
                                                      ============           ============

Weighted Average Shares:
    Basic                                               37,083,690             18,586,764
                                                      ============           ============

    Diluted                                             37,083,690             18,586,764
                                                      ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CABOT INDUSTRIAL TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (in thousands, except share and per share data)

                                         Common
                                        Shares of     Common     Capital in     Retained
                                       Beneficial    Share Par    Excess of     Earnings
                                        Interest       Value      Par Value     (Deficit)
                                       ----------   ----------   ----------    ----------
Balance, December 31, 1997                     50   $       --   $        1    $       --
    Issuance of Common Shares          18,586,714          186      349,116            --
    Effect of Unit Transactions                --           --         (205)           --
    Net Income                                 --           --           --        21,766
    Distributions ($1.177 per share)           --           --           --       (21,877)
                                       ----------   ----------   ----------    ----------

Balance, December 31, 1998             18,586,764   $      186   $  348,912    $     (111)
                                       ----------   ----------   ----------    ----------

    Conversion of Units                22,032,656   $      220   $  418,862    $       --
    Net Income                                 --           --           --        49,048
    Distributions ($1.36 per share)            --           --           --       (55,375)
                                       ----------   ----------   ----------    ----------

Balance, December 31, 1999             40,619,420   $      406   $  767,774    $   (6,438)
                                       ==========   ==========   ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CABOT INDUSTRIAL TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                                    For the Years Ended
                                                                                           -------------------------------------
                                                                                           December 31, 1999   December 31, 1998
                                                                                           -----------------   -----------------
                                                                                                                    (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Income                                                                            $  49,048          $  21,766
          Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
             Depreciation and Amortization                                                         31,169             20,913
             Minority Interest Expense                                                             14,639             29,192
             Amortization of Deferred Financing Costs                                               1,003                466
             Straight Line Rent                                                                    (3,470)            (2,638)
             Cabot Trust's Share of Net Income of Cabot Advisors                                       --               (231)
             Net Gain on Sales of Real Estate                                                      (2,751)              (572)
             Increase in Rents and Other Receivables                                                 (956)            (2,872)
             Increase in Accounts Payable                                                             419                406
             Decrease (Increase) in Other Assets                                                      531             (2,877)
             Increase in Accrued Real Estate Taxes                                                  2,945              7,309
             Increase in Tenant Security Deposits and Prepaid Rents                                 6,249              4,956
             Increase in Other Liabilities                                                          2,467              2,908
                                                                                                ---------          ---------
                Net Cash Provided by Operating Activities                                       $ 101,293          $  78,726
                                                                                                ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of Investments in Real Estate                                               $(402,150)         $(376,816)
          Properties Under Development                                                            (52,996)           (19,532)
          Proceeds from Sales of Real Estate                                                       16,079              6,874
          Purchases of and Increases in Lease Acquisition Costs                                   (12,369)            (6,857)
          Improvements to Real Estate                                                              (1,938)              (458)
          Acquisition Deposits, net                                                                  (844)            (1,579)
          Advances to Cabot Advisors                                                                 (523)              (351)
          Purchases of Furniture, Fixtures and Equipment                                              (83)               (76)
          Other                                                                                       629                 --
                                                                                                ---------          ---------
                Net Cash Used in Investing Activities                                           $(454,195)         $(398,795)
                                                                                                ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from Issuance of Unsecured Debt                                              $ 200,000          $      --
          Net Proceeds from Issuance of Preferred Units                                           191,383                 --
          Proceeds from Issuance of Mortgage Debt                                                  93,215                 --
          Distributions Paid to Common Shareholders                                               (47,438)           (15,836)
          Line of Credit Borrowings (Repayments), net                                             (37,000)           200,000
          Distributions Paid to Minority Interests                                                (16,622)           (21,240)
          Mortgage Debt Principal Repayments                                                       (5,737)           (14,232)
          Increase in Deferred Financing Costs                                                     (2,627)            (1,721)
          Proceeds from the Issuance of Common Shares, net                                         (1,412)           177,606
          Other                                                                                    (1,154)              (490)
          Repurchase of Partnership Units                                                              --             (1,718)
                                                                                                ---------          ---------
                Net Cash Provided by Financing Activities                                       $ 372,608          $ 322,369
                                                                                                ---------          ---------
                     Net Increase in Cash and Cash Equivalents                                  $  19,706          $   2,300

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                                                         2,301                  1
                                                                                                ---------          ---------

CASH AND CASH EQUIVALENTS-END OF YEAR                                                           $  22,007          $   2,301
                                                                                                =========          =========

Cash paid for interest, net of amounts capitalized                                              $  23,224          $   5,771
                                                                                                =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CABOT INDUSTRIAL TRUST

                        (in thousands, except share data)

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

      In conjunction with the Offering and Formation Transactions, Cabot L.P. assumed $18,413 of indebtedness and issued 33,850,000 Common Shares and Partnership Units in exchange for real estate assets and the advisory business of Cabot Partners, recorded at $659,021 and $77, respectively.

      In conjunction with a sale of real estate in 1999, Cabot L.P. received a promissory note in the amount of $627 as a component of total consideration due from seller. This note was repaid in full during 1999.

      In conjunction with the acquisitions of certain real estate, Cabot L.P. assumed $44,025 of indebtedness and issued Units valued at $2,268 in 1998 and assumed $28,182 of indebtedness and issued Units valued at $3,413 in 1999.

      At December 31, 1999 and 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $6,520 and $7,243, development costs totaled $3,610 and $3,576, preferred equity offering costs totaled $1,578 and $0, and common equity offering costs totaled $0 and $1,290, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CABOT INDUSTRIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

1. GENERAL

Organization

Cabot Industrial Trust (Cabot Trust), a Maryland real estate investment trust, was formed on October 10, 1997. Cabot Trust is the managing general partner of a limited partnership, Cabot Industrial Properties, L.P. (Cabot L.P.), and conducts substantially all of its business through Cabot L.P. As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P. and, therefore, Cabot Trust consolidates the financial results of Cabot L.P. for financial reporting purposes.

Cabot Trust is a fully integrated, internally managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners). Cabot Trust qualifies as a real estate investment trust (a REIT) for federal income tax purposes.

Since Cabot Trust was formed on October 10, 1997 and did not begin operations until February 4, 1998 (see The Formation Transactions below), the results for the year ended December 31, 1998, represent activity for 331 days, or approximately 11 months.

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

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the nonvoting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot Trust.

During the year ended December 31, 1999, Cabot L.P. issued 177,448 Units in conjunction with acquisitions and Cabot Trust issued 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P. As a result, Cabot Trust owned 93% of the common equity of Cabot L.P. as of December 31, 1999. The remaining 7%, which is owned by investors holding Cabot L.P. Units, is considered Minority Interest.

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999

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

Cumulative Redeemable Perpetual Preferred Equity

During 1999, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units (the "Preferred Units"):

        Sale Date                    Series              Unit Price        Liquidation Value         Net Proceeds
--------------------------     --------------------     -------------    ----------------------    -----------------
April 29, 1999                   8.625% Series B             $50             $ 65,000,000            $ 63,175,000
September 3, 1999                8.625% Series C              25               65,000,000              63,175,000
September 27, 1999               8.375% Series D              50               10,000,000               9,715,000
December 9, 1999                 8.375% Series E              50               10,000,000               9,715,000
December 22, 1999                8.500% Series F              25               45,000,000              44,025,000
                                                                             ------------            ------------
                                                                             $195,000,000            $189,805,000
                                                                             ============            ============

The Preferred Units, which may be called by Cabot Trust at par on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption provisions and are not convertible into any other securities of Cabot L.P.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cabot Trust, Cabot L.P. and their subsidiaries over which they exercise control. The ownership interest in Cabot L.P., which is not owned by Cabot Trust, including Preferred Units, is reflected as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Real Estate

Investments in real estate are carried at cost, less accumulated depreciation. It is Cabot Trust's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value is determined using valuation techniques such as the present value of expected future cash flows. No impairment adjustments have been made as a result of this review process during 1999 or 1998.

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

Capitalization of Costs

Cabot Trust has capitalized as deferred costs certain expenditures related to the financing and leasing of its properties. Capitalized loan fees are amortized over the term of the related loans and lease acquisition costs are amortized over the term of the related leases, or the estimated useful life of the improvement, if shorter. Deferred Lease Acquisition Costs and Deferred Financing Costs included in the accompanying consolidated balance sheets are presented net of accumulated amortization totaling $8,620,000 and $1,413,000, respectively, as of December 31, 1999 and $3,487,000 and $466,000, respectively, as of December 31, 1998.

Investment in Cabot Advisors

Cabot Trust's investment in Cabot Advisors is accounted for using the equity method. Under the equity method of accounting, Cabot Trust's pro rata share of Cabot Advisors' income (loss) is recorded as an increase (decrease) in the carrying value of its investment and any distributions received are recorded as decreases in the carrying value.

Rental Income

All leases are classified as operating leases. Certain leases provide for tenant occupancy during periods for which no rent is due and minimum rent payments that increase during the term of the lease. Cabot Trust records rental income for the full term of each lease on a straight-line basis. The resulting Deferred Rent Receivable represents the amount due from tenants, net of reserves, which Cabot Trust expects to collect over the remaining life of the leases rather than currently. Deferred rental revenue is not recognized for income tax purposes until received. Cabot Trust recorded a provision for uncollectible rental income of $352,000 and $312,000 in 1999 and 1998, respectively, and wrote off $90,000 against its Allowance for Uncollectible Accounts in 1999.

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest Rate Protection Agreements

Cabot Trust uses various types of interest rate protection agreements from time to time to manage its exposures to interest rate risk. During 1999 and 1998, Cabot Trust used interest rate collar agreements and interest rate cap agreements to manage a portion of the interest rate risk arising from its LIBOR-based acquisition facility and may, in the future, use other types of agreements. The collar agreements effectively limited the LIBOR interest cost of a portion of the outstanding balance on the acquisition facility to a specified interest rate range by requiring Cabot Trust's counter party to pay amounts to Cabot Trust to the extent LIBOR increased above the ceiling of the specified range and requiring Cabot Trust to make payments to the counter party to the extent LIBOR declined below the floor of the range. The interest rate cap agreements limited the LIBOR interest cost of a portion of the outstanding balance on the acquisition facility to a maximum interest rate by requiring Cabot Trust's counter party to pay amounts to Cabot Trust to the extent LIBOR increased above the ceiling as specified. Cabot Trust accounts for such agreements on the accrual method. Amounts to be received from or paid to the counter parties of the agreements are accrued during the period to which the amounts relate and are reflected as increases or decreases in interest expense. The related amounts payable to the counter parties are included in accounts payable in the accompanying balance sheets.

During 1998, Cabot Trust entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot Trust paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot Trust recorded a loss of $2.5 million in the year ended December 31, 1999.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. The statement is now effective for fiscal years beginning after June 15, 2000; earlier adoption is allowed. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Cabot Trust is currently evaluating the impact of this statement and does not anticipate a material effect on its results of operations or financial position resulting from the adoption of SFAS No. 133, as amended by SFAS No. 137, due to its relatively limited use of derivative instruments.

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999


3. ACQUISITIONS OF REAL ESTATE INVESTMENTS

In accordance with generally accepted accounting principles, Cabot Trust has accounted for the Formation Transactions using the purchase method of accounting. As such, the assets acquired and liabilities assumed in connection with the Formation Transactions are recorded at the fair value of the consideration surrendered and liabilities assumed, except for the net assets contributed by Cabot Partners, the sponsor and organizer, which were recorded at their historical cost basis. The acquisition cost was then allocated to all identifiable assets based upon their individual estimated fair market values.

The following is a summary of the acquisition costs recorded in connection with the Formation Transactions:

                                                                  (in thousands)
                                                                  --------------
Fair value of Cabot Trust's Common Shares and
     Cabot L.P.'s Units, based on the
     February 4, 1998 value of $20 per Share/Unit, issued
     to the contributing investors (except Cabot Partners)           $640,608
Value of Partnership Units issued to Cabot Partners,
    recorded at carryover historical cost basis                            77
Mortgage debt assumed                                                  18,413
Other acquisition costs and liabilities assumed                         8,713
                                                                     --------
          Total acquisition cost basis                               $667,811
                                                                     ========

                                                                  (in thousands)
                                                                  --------------
Acquisition cost basis allocated to:
   Land                                                              $129,877
   Buildings                                                          525,471
   Lease acquisition costs                                             12,412
                                                                     --------
   Acquisition cost basis allocated to real estate
     as a result of the Formation Transactions                       $667,760
   Acquisition cost basis allocated to other net assets                    51
                                                                     --------
          Total cost basis allocated                                 $667,811
                                                                     ========

Subsequent to the Formation Transactions, Cabot Trust acquired 84 properties during 1998 with an aggregate of approximately 9.6 million net rentable square feet. The aggregate purchase price for the 84 properties was $426.2 million, including $44.0 million of debt assumed and issuance of $2.3 million in Units of Cabot L.P.

During 1999, Cabot Trust acquired 113 properties with an aggregate of approximately 10.0 million net rentable square feet. The aggregate purchase price for the 113 properties was $448.3 million, including $28.2 million of debt assumed and issuance of $3.4 million in Units in Cabot L.P.

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999


4. DEBT FACILITIES

The Acquisition Facility

On March 16, 1998, Cabot L.P. obtained a $325 million unsecured revolving line of credit facility (the Acquisition Facility). The Acquisition Facility matures on March 16, 2001 and the interest rate for 1999 was LIBOR plus 100 basis points. At December 31, 1999 and 1998, outstanding borrowings under the Acquisition Facility were $163 million and $200 million, respectively, and the interest rate was 7.50% and 6.60%, respectively. The weighted average coupon interest rate for the years ended December 31, 1999 and 1998 was 6.37% and 6.58%, respectively, including the effect of the interest rate collar and cap arrangements described below. The Acquisition Facility is used to acquire and develop properties and for working capital purposes.

Cabot L.P. has entered into an interest rate cap arrangement relating to the Acquisition Facility for a notional amount of $100 million for the period from October 1, 1999 through April 1, 2000. This arrangement is intended to result in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 6.50% per annum. Cabot L.P. also entered into similar arrangements during 1999 and 1998, which resulted in interest expense of $86,000 and $47,000, respectively.

Unsecured Debt

On May 4, 1999, Cabot Trust issued $200 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate and were priced at 99.724%, resulting in a discount of $552,000.

Mortgage Debt

Cabot Trust assumed certain loans in connection with the Formation Transactions, entered into loan agreements during 1999, and assumed certain loans in conjunction with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). The Mortgage Loans, totaling $163.9 million, bear coupon rates ranging from 7.25% - 9.67% and are secured by properties with a net book value of $272.6 million. Certain of the debt assumed in conjunction with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense recorded in the accompanying consolidated statements of operations was adjusted based on the fair market interest rate at the date of acquisition.

Aggregate principal payments on mortgage notes payable at December 31, 1999 for the five years ending December 31 and thereafter are as follows:

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999

4. DEBT FACILITIES (CONTINUED)

(in thousands)

2000.......................................................... $   6,039
2001..........................................................     6,268
2002..........................................................     8,983
2003..........................................................    11,293
2004..........................................................     6,134
Thereafter....................................................   125,149

5. FUTURE MINIMUM RENTS

Future minimum rental receipts due Cabot Trust on noncancelable operating leases for the 320 industrial properties as of December 31, 1999 were as follows:

(in thousands)

2000.......................................................... $ 149,117
2001..........................................................   128,853
2002..........................................................   101,959
2003..........................................................    76,090
2004..........................................................    51,355
Thereafter....................................................   143,520

Cabot Trust is subject to the usual business risks associated with the collection of the above-scheduled rents. The above amounts do not include additional rental receipts that will become due as a result of the expense reimbursement and escalation provisions in the leases. In addition, Cabot Trust's minimum future rental receipts related to nonindustrial properties total $5.9 million.

6. INCOME TAXES

Cabot Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, Cabot Trust generally will not be subject to federal income tax to the extent it distributes its taxable income for each tax year to its shareholders. REITs are also subject to a number of organizational and operational requirements. If Cabot Trust fails to qualify as a REIT in any taxable year, Cabot Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if Cabot Trust qualifies for taxation as a REIT, Cabot Trust may be subject to state and local income tax and to federal income tax and excise tax on its undistributed income. In 1999 and 1998, 100% of Cabot Trust's distributions to shareholders were taxable as ordinary income.

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999


7. EMPLOYEE BENEFIT PLANS

Cabot Trust has adopted the Cabot Industrial Trust Long-Term Incentive Plan (the
LTIP) and the Cabot Industrial Trust 1999 Long-Term Incentive Plan (the 1999
LTIP) (collectively referred to as the Plans), for the purpose of attracting and retaining highly qualified executive officers, Trustees and employees. The 1999 LTIP is maintained as a broad-based plan within the meaning of the New York Stock Exchange rules.

The Plans are administered by the Executive Compensation Committee of the Board of Trustees, (the Administrator). Officers and other employees of Cabot Trust, Cabot L.P. and designated subsidiaries and members of the Board of Trustees who are not employees of Cabot Trust are eligible to participate.

Options are awarded to Trustees or employees of Cabot Trust in the form of Common Shares and to employees of Cabot L.P. or Cabot Advisors in the form of Units. The LTIP, at December 31, 1999, authorizes the issuance of up to 4,366,792 Common Shares and Units and the 1999 LTIP authorizes the issuance of up to 2,000,000 Common Shares and Units. The number of Common Shares and Units available under the LTIP may increase to an amount equal to 10% of the aggregate number of outstanding Common Shares and Units. The Plans provide for the grant of (i) Common Share options intended to qualify as incentive options under
Section 422 of the Code (the LTIP only), (ii) Common Share options and Unit options not intended to qualify as incentive options under Section 422 of the Code and (iii) dividend equivalent rights and distribution equivalent rights (collectively, "DEUs") which entitle a Participant to be credited with additional Common Share or Unit rights.

In connection with the grant of options under the Plans, other than options to nonemployee Trustees, the Administrator determines the terms of the option, including the option exercise price, any vesting requirements and whether a DEU shall be awarded. The Administrator has authority to award options at less than fair market value but at this time has no intention of doing so. The options granted under the Plans during 1999 and 1998 have 10-year terms and become exercisable in four equal annual installments commencing on the first anniversary of the date of grant, subject to acceleration of vesting upon a change in control of Cabot Trust (as defined in the Plans). DEUs entitle an option holder to an award of additional shares or units at year end with a positive intrinsic value calculated using a formula that is based on the difference, if any, between the annual distribution rate on the Units and Common Shares versus the average dividend rate on stocks included in the S&P 500 index. DEUs vest on a vesting schedule as determined by the Administrator and once vested entitle the holder to a Common Share or Unit at the earlier of the year of exercise, or the year of expiration, of the underlying option or, in some cases, only upon a change in control. The options granted in 1998 were generally awarded with DEUs, which resulted in compensation expense in 1999 of approximately $475,000.

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999


7. EMPLOYEE BENEFIT PLANS (CONTINUED)

To the extent an option has not become exercisable at the time of the holder's termination of employment, it will be forfeited unless the Administrator has previously exercised its reasonable discretion to make such option exercisable and all vested options which are not exercised by the expiration date described in the Plans will be forfeited. Any Common Shares or Units subject to an option which are forfeited (or which expire without exercise) will again be available for grant under the Plans.

A summary of Cabot Trust's stock option activity is as follows:

                                                      1999                             1998
                                          -----------------------------   ------------------------------
                                          Number of    Weighted Average    Number of    Weighted Average
                                            Shares      Exercise Price       Shares      Exercise Price
-----------------------------------------------------------------------   ------------------------------
Options outstanding, beginning of year    3,126,615       $    20.04              --       $     0.00
     Granted                                878,300            19.29       3,195,015            20.04
     Exercised                                   --             0.00              --             0.00
     Forfeited                              (22,325)           19.97         (68,400)           20.00
                                          -----------------------------   ------------------------------

Options outstanding, end of year          3,982,590       $    19.88       3,126,615       $    20.04
                                          =============================   ==============================
Options exercisable, end of year            814,079       $    20.04              --       $     0.00
                                          =============================   ==============================

DEUs outstanding, beginning of year          89,384       $     0.00              --       $     0.00
     Credited                               194,967             0.00          89,384             0.00
     Exercised                                   --             0.00              --             0.00
     Forfeited                                 (646)            0.00              --             0.00
                                          -----------------------------   ------------------------------
DEUs outstanding, end of year               283,705       $     0.00          89,384       $     0.00
                                          =============================   ==============================
DEUs exercisable, end of year                23,733       $     0.00              --       $     0.00
                                          =============================   ==============================

Options available for grant               2,100,497               --       1,131,501               --
                                          =============================   ==============================

For the DEUs outstanding as of December 31, 1999, 152,797 vest over the shorter of a four-year period or upon a change of control and 130,908 vest only upon a change of control.

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the status of Cabot Trust's stock options outstanding at December 31, 1999, is as follows:

                                                                        Options Outstanding
                                              -------------------------------------------------------------------------
                                                                           Weighted Average
                                                                         Remaining Contractual     Weighted Average
Range of Exercise Prices                          Number of Shares               Life               Exercise Price
-----------------------------------------------------------------------------------------------------------------------
$17.00  -  $19.99                                      1,758,915                 9.37 years             $19.49

$20.00                                                 2,015,500                 8.09 years             $20.00

$20.01  -  $24.16                                        208,175                 8.77 years             $22.00

Pro Forma Stock-based Compensation Expense

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-based Compensation, which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, Cabot Trust has elected to apply APB Opinion No. 25 to account for its stock-based compensation plans. Accordingly, except for the DEUs as described above, no compensation cost has been recognized for Cabot Trust's Plans as the option prices at the date of grant were equal to market prices. Had compensation cost for awards in 1999 and 1998 under Cabot Trust's Plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on Cabot Trust's net income and earnings per share would have been as follows:

                                                  1999            1998
--------------------------------------------------------------------------------
                                        (in thousands, except per share amounts)
Net income:
     As reported                               $   49,048     $   21,766
     Pro forma                                     47,368         21,255
Basic earnings per share:
     As reported                               $     1.32     $     1.17
     Pro forma                                       1.28           1.14
Diluted earnings per share:
     As reported                               $     1.32     $     1.17
     Pro forma                                       1.28           1.14

Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999


7. EMPLOYEE BENEFIT PLANS (CONTINUED)

The weighted average fair value per share of options granted was $2.23 in 1999 and $2.58 in 1998. The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                              1999                   1998
--------------------------------------------------------------------------------
Expected volatility                          19.21%                 20.66%
Risk-free interest rate                   4.82 - 6.60%          4.52 - 5.60%
Expected life of options                     7 years               7 years
Expected dividend yield                        6.9%                  6.2%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price volatility. Because Cabot Trust's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

401(k) Savings Plan

The Cabot Savings Plan 401(k) covers eligible full-time employees of Cabot Trust and its affiliates. Contributions to the plan are made by both the employee and the employer. Employer contributions are based on the level of employee contributions. For this plan, Cabot Trust contributed and charged to expense $58,000 in 1999 and $44,000 in 1998.

8. EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings per Share, basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period subsequent to Cabot Trust's commencement of operations (see Note 1).

Diluted earnings per share have been computed considering the potentially dilutive effect of the exercise of Unit options granted by Cabot L.P. Basic and diluted earnings per share were calculated as follows:

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999

8. EARNINGS PER SHARE (CONTINUED)

                                                                                                    Period Ended
                                                                         Year Ended              December 31, 1998
                                                                     December 31, 1999              (see Note 1)
                                                                  -------------------------   -------------------------
                                                                        (in thousands, except per share amounts)
Basic:
Net Income                                                               $    49,048                $    21,766
                                                                         ------------               ------------
Weighted Average Shares                                                       37,084                     18,587
                                                                         ------------               ------------
Basic Earnings per Share                                                 $      1.32                $      1.17
                                                                         ============               ============

Diluted:
Net Income                                                               $    49,048                $    21,766
Effect of Unit Options                                                           (26)                       (35)
                                                                         ------------               ------------
Income available to Common Shareholders, as adjusted                     $    49,022                $    21,731
                                                                         ------------               ------------
Weighted Average Shares                                                       37,084                     18,587
                                                                         ------------               ------------
Diluted Earnings per Share                                               $      1.32                $      1.17
                                                                         ============               ============

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires Cabot Trust to disclose fair value information for all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the balance sheets. Cabot Trust's financial instruments, other than debt and interest rate protection agreements are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables and accounts payable. The carrying amount of these assets and liabilities in the consolidated balance sheets approximate fair value.

The carrying amount and fair value of Cabot Trust's long-term obligations and off-balance-sheet financial instruments as of December 31, 1999 and 1998 are as follows:

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999


9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                                    1999                       1998
                                                           ----------------------------------------------------
                                                            Carrying       Fair        Carrying       Fair
                                                             Amount        Value        Amount        Value
---------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Long-term obligations:
     Mortgage loans payable                                $(163,866)    $(167,493)    $(48,206)    $(51,450)
     Unsecured debt                                        $(200,000)    $(192,480)    $      -     $      -

Off-balance-sheet financial instruments:
     Interest rate protection agreements (liability)       $       -     $       1     $      -     $ (6,734)

Cabot Trust's mortgage loans and unsecured debt are at fixed rates, which in certain cases differ from borrowing rates currently available to Cabot Trust with similar terms and average maturities. The fair market values of mortgage loans payable were estimated using a valuation technique which discounts expected future cash flows to net present value. The fair market value of Cabot Trust's unsecured debt was estimated based on publicly quoted market prices, which represents the amount Cabot would have to pay to repurchase such borrowings at year end. Cabot Trust's Acquisition Facility is at a variable rate, which results in a carrying value that approximates its fair value. The fair value of Cabot Trust's interest rate protection agreements is the estimated amount that Cabot Trust would receive or pay if it had terminated the contract as of December 31, 1999 or 1998, taking into account the change in interest rates and the creditworthiness of the counter parties.

10. CABOT ADVISORS

Cabot Advisors is responsible for various activities including management of Cabot Trust's properties and properties on behalf of third parties, as well as providing other real estate related services for third parties. Total management fees earned by Cabot Advisors related to Cabot Trust's properties are included in Property Operating Expenses in the accompanying consolidated statements of operations and amounted to $2,684,000 and $1,037,000 in 1999 and 1998, respectively.

Summarized unaudited financial information for Cabot Advisors as of December 31, 1999 and 1998 and for the years then ended is as follows:

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999


10. CABOT ADVISORS (CONTINUED)

                                                                     As of and for the Years Ended
                                                          ----------------------------------------------------
                                                             December 31, 1999          December 31, 1998
--------------------------------------------------------------------------------------------------------------
                                                                       (unaudited, in thousands)
Total assets.................................................    $1,426                      $1,104
Total revenue................................................    $5,344                      $3,281
Net income (loss)............................................    $  (20)                     $  244
Company's share of net income (loss).........................    $  (19)                     $  231

Cabot Advisors commenced operations on February 4, 1998. Its results for the year ended December 31, 1998 therefore represent activity for 331 days, or approximately 11 months. Cabot Trust's share of Cabot Advisors' net income
(loss) is included in Interest and Other Income in the accompanying consolidated statements of operations.

11. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

Cabot Trust maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of Cabot Trust believes the risk is not significant.

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

Litigation

Management of Cabot Trust does not believe there is any litigation threatened against it other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the consolidated operating results or financial position of Cabot Trust.

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999


11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum Future Lease Obligations

Minimum future lease obligations of Cabot Trust under noncancelable operating leases for each of the next five years ending December 31 and thereafter are as follows:

                                                           (in thousands)
                                                           --------------

2000..........................................................$   712
2001..........................................................    698
2002..........................................................     50
2003..........................................................     22
2004..........................................................     13
Thereafter....................................................      -
                                                              -------
                                                              $ 1,495
                                                              =======

Cabot Trust incurred rental expense of $389,000 and $192,000 for the years ended December 31, 1999 and 1998, respectively. In addition, Cabot Advisors incurred rental expense of $374,000 and $181,000 for the years ended December 31, 1999 and 1998, respectively. Cabot Trust's only significant leases are for its office space. The leases provide for the payment of base rent and reimbursement of operating expenses and real estate taxes over stated base amounts.

Employment Agreements

Senior executives have entered into employment agreements with Cabot Trust and Cabot L.P. Agreements with three of the senior executives are for an initial term of three years, and each year the term automatically extends an additional year unless terminated in advance. Agreements with four other senior executives are for an initial term of two years and each year the term automatically extends an additional year unless terminated in advance. Each agreement provides for annual base compensation in amounts ranging from $182,000 to $300,000 ($1,473,000 in the aggregate in 1999) and an annual cash bonus to be determined by the Executive Compensation Committee of the Board of Trustees. The base annual compensation may be increased in subsequent years by action of the Executive Compensation Committee. Each of the employment agreements provides for severance payments in the event of a change in control of Cabot Trust equal to three times the sum of the current base salary and the annual bonus paid for the preceding year and also provides for tax reimbursements in certain circumstances.

Severance Agreements

On December 17, 1998, Cabot Trust's Board of Trustees approved a retention and severance plan covering all full-time employees of Cabot Trust and its affiliates not covered by employment agreements which will provide for six to 21 months of compensation to be paid, under certain circumstances, in the event of a change in control.

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999
11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 31, 1999, total costs payable under the employment and severance arrangements covering senior executives and other employees in the event of a change in control approximated $17.2 million.

Shareholder Rights Plan

On June 11, 1998, the Board of Trustees adopted a Rights Agreement and declared a dividend of one preferred share purchase right (a "Right") for each outstanding Common Share to be distributed to all holders of record of the Common Shares on June 15, 1998. In addition, Rights will be issued with each Common Share to be issued in the future. Each Right entitles the registered holder to purchase one one-hundredth of a Series A Junior Participating Preferred Share for an exercise price of $85, subject to adjustment as provided in the Rights Agreement. The Rights will generally be exercisable only if a person or group acquires or announces a tender offer for 15% or more of the Common Shares. Under certain circumstances, upon a shareholder acquisition of 15% or more of the Common Shares, each Right will entitle the holder to purchase, at the Right's then current exercise price, a number of Common Shares having a market value of twice the Right's exercise price. The acquisition of Cabot Trust pursuant to certain mergers or other business transactions will entitle each holder of a Right to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Right's exercise price. The Rights held by certain 15% shareholders will not be exercisable. The Rights will expire on June 11, 2008, unless the expiration date of the Rights is extended and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.

12. SUPPLEMENTARY QUARTERLY DATA


                                           March 31,    June 30,   September 30,  December 31,
                                             1999         1999        1999          1999
-----------------------------------------------------------------------------------------------
                                          (unaudited, in thousands, except per share amounts)
Rental revenue                            $   34,138   $   37,182   $   40,840    $   45,311
Net gain (loss) on sales of real estate           --        3,404         (653)           --
Net income                                     7,691       15,161       12,816        13,380
Earnings per share, basic                        .28          .41          .31           .33
Earnings per share, diluted                      .28          .41          .31           .33

                             CABOT INDUSTRIAL TRUST

                                December 31, 1999

12. SUPPLEMENTARY QUARTERLY DATA (CONTINUED)

                                   March 31,    June 30,  September 30, December 31,
                                    1998(1)       1998        1998          1998
-------------------------------------------------------------------------------------
                                 (unaudited, in thousands, except per share amounts)
Rental revenue                    $   14,733   $   26,159   $   28,417   $   33,116
Net gain on sale of real estate           --           --           --          572
Net income                             3,478        6,081        6,001        6,206
Earnings per share, basic                .19          .33          .32          .33
Earnings per share, diluted              .19          .33          .32          .33

(1) Since Cabot Trust did not begin operations until February 4, 1998, the results for the quarter ended March 31, 1998, represent activity for 56 days.

13. SUBSEQUENT EVENTS

Subsequent to December 31, 1999, Cabot Trust acquired the following industrial properties, which acquisitions were funded primarily through proceeds from the Acquisition Facility:

Property Location         Number and Type of Building        Square Feet      Acquisition Cost
-----------------         ---------------------------        -----------      ----------------
                                                                               (in thousands)
Phoenix, AZ               Five Workspace                       109,568            $ 9,000

Harrisburg, PA            One Bulk Distribution                186,000            $ 7,300

Atlanta, GA               One Bulk Distribution                180,000            $21,000
                          Two Multitenant Distribution         213,537
                          One Workspace                         40,000

Atlanta, GA               Four Multitenant Distribution        636,442            $20,300

In addition, as of February 29, 2000, Cabot Trust entered into separate agreements to acquire seven additional industrial properties with an estimated acquisition cost of $41 million.

                             CABOT INDUSTRIAL TRUST
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 1999
                          (dollar amounts in thousands)

                                                                                                                Costs Capitalized
                                                                                                                    Subsequent
                                                                                           Initial Cost           to Acquisition
                                                                                      ----------------------   ---------------------
                                Number of                                                      Buildings and           Buildings and
Property Name(s)                Buildings   Location                Encumbrances        Land    Improvements    Land    Improvements
----------------                ---------   --------                ------------        ----    ------------    ----    ------------
North 104th Avenue                   1      Tolleson, AZ                $     --      $    651    $    6,476      $ --        $    5

North 47th Avenue                    1      Phoenix, AZ                       --           471         3,675        --             1

South 55th Avenue                    1      Phoenix, AZ                       --           334         1,953       149           222

South 63rd Avenue                    1      Phoenix, AZ                       --           528         4,471        --             0

South 84th Avenue                    1      Tolleson, AZ                      --           553         6,067        --             0

West Van Buren                       1      Tolleson, AZ                   4,834           475         6,224        --             3

South 41st Avenue                    2      Phoenix, AZ                    8,338         1,261        10,988        --            32

South 49th Avenue                    1      Phoenix, AZ                       --           787         3,069        --             2

North 103rd Street                   1      Phoenix, AZ                       --           773         6,415        --             0

44th Avenue                          1      Phoenix, AZ                    2,962           575         3,629        --           106

South 9th Street                     1      Phoenix, AZ                    2,943         1,394         5,709        --             1

South 39th Avenue                    1      Phoenix, AZ                    4,597           550         7,606        --             2

South 40th Avenue                    2      Phoenix, AZ                    3,608         1,036         7,010        --             2

South 53rd Avenue                    1      Phoenix, AZ                    2,358           226         3,667        --             2

South 40th Avenue,
Building 3                           1      Phoenix, AZ                       --         1,131         5,680        --             1

East Encanto Drive                   1      Tempe, AZ                        850           460         2,906        --             0

South Priest Drive                   1      Tempe, AZ                      2,729           813         3,140        --           148

West Alameda Drive                   4      Tempe, AZ                      4,351         1,000         4,572        --            12

East Watkins Street                  1      Phoenix, AZ                       --         3,707         5,574        --             0

South 16th Street                    1      Phoenix, AZ                       --             0         7,598        --             0

Deforest Circle                      1      Mira Loma, CA                     --         1,870         7,794        --           150

Santa Anita Avenue                   1      Rancho Cucamonga, CA              --         1,641         6,093        --             0

East Jurupa Street                   1      Ontario, CA                       --         1,256         2,702        --           169

South Rockefeller Avenue             1      Ontario, CA                       --         1,259         4,249        --             1

South Vintage Avenue                 2      Ontario, CA                       --         4,026        12,031        --            23

Vintage Avenue                       1      Ontario, CA                       --         2,139         7,224        --             0

                                     Gross Amount Carried
                                   as of December 31, 1999
                                   ------------------------                                   Date                Depreciable
                                              Buildings and                  Accumulated   Constructed     Date      Lives
Property Name(s)                       Land    Improvements       Total(1)  Depreciation  or Renovated   Acquired  in Years
----------------                       ----    ------------       --------  ------------  ------------   --------  --------
North 104th Avenue                   $    651    $    6,481     $    7,132      $   (308)         1995   02/04/98  10 - 40

North 47th Avenue                         471         3,676          4,147          (187)         1986   02/04/98  10 - 40

South 55th Avenue                         483         2,175          2,658           (96)         1986   02/04/98  10 - 40

South 63rd Avenue                         528         4,471          4,999          (214)         1990   02/04/98  10 - 40

South 84th Avenue                         553         6,067          6,620          (292)         1989   02/04/98  10 - 40

West Van Buren                            475         6,227          6,702          (279)         1997   03/16/98  10 - 40

South 41st Avenue                       1,261        11,020         12,281          (349)    1985/1989   09/22/98  10 - 40

South 49th Avenue                         787         3,071          3,858           (99)         1989   09/22/98  10 - 40

North 103rd Street                        773         6,415          7,188          (141)         1999   02/15/99  10 - 40

44th Avenue                               575         3,735          4,310          (170)         1997   03/16/98  10 - 40

South 9th Street                        1,394         5,710          7,104          (196)         1983   06/30/98  10 - 40

South 39th Avenue                         550         7,608          8,158          (241)         1989   09/22/98  10 - 40

South 40th Avenue                       1,036         7,012          8,048          (233)    1989/1990   09/22/98  10 - 40

South 53rd Avenue                         226         3,669          3,895          (125)         1987   09/22/98  10 - 40

South 40th Avenue,
Building 3                              1,131         5,681          6,812          (153)         1987   12/29/98  10 - 40

East Encanto Drive                        460         2,906          3,366          (129)         1990   03/17/98  10 - 40

South Priest Drive                        813         3,288          4,101          (105)         1998   09/21/98  10 - 40

West Alameda Drive                      1,000         4,584          5,584          (137)         1984   09/21/98  10 - 40

East Watkins Street                     3,707         5,574          9,281             0          1998   12/23/99  10 - 40

South 16th Street                           0         7,598          7,598             0          1998   12/22/99  10 - 40

Deforest Circle                         1,870         7,944          9,814          (365)         1992   02/06/98  10 - 40

Santa Anita Avenue                      1,641         6,093          7,734          (301)         1988   02/04/98  10 - 40

East Jurupa Street                      1,256         2,871          4,127          (156)         1986   02/04/98  10 - 40

South Rockefeller Avenue                1,259         4,250          5,509          (215)         1986   02/04/98  10 - 40

South Vintage Avenue                    4,026        12,054         16,080          (641)         1986   02/04/98  10 - 40

Vintage Avenue                          2,139         7,224          9,363          (350)         1988   02/04/98  10 - 40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 1999
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                   Subsequent
                                                                                          Initial Cost           to Acquisition
                                                                                     ----------------------   ---------------------
                                Number of                                                     Buildings and           Buildings and
Property Name(s)                Buildings   Location                Encumbrances       Land    Improvements    Land    Improvements
----------------                ---------   --------                ------------       ----    ------------    ----    ------------
San Fernando Road                    1      Sun Valley, CA                 6,486        2,612         7,118        --            29

Rowland Street                       1      City of Industry, CA              --        2,000         6,102        --           764

Dahlia Street                        1      Fontana, CA                       --        2,318         7,604        --             0

East Easy Street                     1      Simi Valley, CA                   --        4,751         8,251        --             0

East Dyer Road                       1      Santa Ana, CA                     --        8,160         6,172        --           (53)

Parco Street                         1      Ontario, CA                       --          658         2,224        --             0

Industry Circle                      1      La Mirada, CA                  2,986        1,802         3,325        --            10

East Santa Ana Street                2      Ontario, CA                    3,793        1,230         5,190        --             7

Jersey Court                         1      Rancho Cucamonga, CA           2,063          736         2,420        --             8

12th Street                          1      Chino, CA                      2,778          889         3,170        --            11

West Rincon Street                   1      Corona, CA                        --        1,955         6,318        --             2

Tyburn Street                        1      Los Angeles, CA                   --        2,628         3,239        --             0

E. Vista Bella Way                   1      Rancho Dominguez, CA              --        1,183         3,297        --             0

W. Manville Street                   1      Rancho Dominguez, CA              --        1,347         3,187        --             0

Alondra Blvd                         1      La Mirada, CA                     --        2,002         7,712        --             0

Artesia Avenue                       2      Fullerton, CA                     --        1,186         3,208        --             0

Commonwealth Avenue                  1      Fullerton, CA                     --          640         1,333        --             0

East Howell Avenue                   2      Anaheim, CA                       --        1,382         3,242        --             0

Kovacs Lane                          1      Huntington Beach, CA           5,488        1,750         6,243        --             8

Anza Drive                           3      Valencia, CA                      --          588         1,460        --             0

Royal Avenue                         1      Simi Valley, CA                   --          443         1,320        --             2

Union Place                          2      Simi Valley, CA                   --          915         4,032        --             7

North San Fernando Road              6      Los Angeles, CA                   --       11,796        14,622        --             7

Lassen Street                        1      Chatsworth, CA                    --        2,429         4,370        --             2

E. 166th Street                      1      Cerritos, CA                      --          780         1,404        --             0

Shoemaker Avenue                     4      Santa Fe Springs, CA              --        1,339         3,488        --             0

Dornoch Court                        1      San Diego, CA                     --        1,870         9,030        --             1

                                    Gross Amount Carried
                                  as of December 31, 1999
                                  ------------------------                                   Date                Depreciable
                                             Buildings and                  Accumulated   Constructed     Date      Lives
Property Name(s)                      Land    Improvements       Total(1)  Depreciation  or Renovated   Acquired  in Years
----------------                      ----    ------------       --------  ------------  ------------   --------  --------
San Fernando Road                      2,612         7,147          9,759          (315)         1980   04/07/98  10 - 40

Rowland Street                         2,000         6,866          8,866          (212)         1998   09/01/98  10 - 40

Dahlia Street                          2,318         7,604          9,922           (62)         1989   08/27/99  10 - 40

East Easy Street                       4,751         8,251         13,002           (78)         1990   08/27/99  10 - 40

East Dyer Road                         8,160         6,119         14,279          (299)    1954/1965   02/04/98  10 - 40

Parco Street                             658         2,224          2,882           (36)         1999   08/01/99  10 - 40

Industry Circle                        1,802         3,335          5,137          (101)         1966   10/21/98  10 - 40

East Santa Ana Street                  1,230         5,197          6,427          (209)         1990   05/20/98  10 - 40

Jersey Court                             736         2,428          3,164           (85)         1989   09/30/98  10 - 40

12th Street                              889         3,181          4,070          (105)         1990   09/30/98  10 - 40

West Rincon Street                     1,955         6,320          8,275          (205)         1986   09/30/98  10 - 40

Tyburn Street                          2,628         3,239          5,867           (54)         1965   04/22/99  10 - 40

E. Vista Bella Way                     1,183         3,297          4,480           (42)         1973   07/16/99  10 - 40

W. Manville Street                     1,347         3,187          4,534           (41)         1980   07/16/99  10 - 40

Alondra Blvd                           2,002         7,712          9,714           (61)    1969/1975   08/09/99  10 - 40

Artesia Avenue                         1,186         3,208          4,394          (153)         1991   02/04/98  10 - 40

Commonwealth Avenue                      640         1,333          1,973           (64)         1965   02/04/98  10 - 40

East Howell Avenue                     1,382         3,242          4,624          (155)    1968/1991   02/04/98  10 - 40

Kovacs Lane                            1,750         6,251          8,001          (241)         1988   06/17/98  10 - 40

Anza Drive                               588         1,460          2,048           (62)         1990   06/29/98  10 - 40

Royal Avenue                             443         1,322          1,765           (51)         1988   06/29/98  10 - 40

Union Place                              915         4,039          4,954          (158)    1985/1987   06/29/98  10 - 40

North San Fernando Road               11,796        14,629         26,425          (230)    1965-1993   04/22/99  10 - 40

Lassen Street                          2,429         4,372          6,801           (46)         1968   08/30/99  10 - 40

E. 166th Street                          780         1,404          2,184            (7)         1978   10/19/99  10 - 40

Shoemaker Avenue                       1,339         3,488          4,827             0          1989   12/28/99  10 - 40

Dornoch Court                          1,870         9,031         10,901          (423)         1988   02/06/98  10 - 40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 1999
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                   Subsequent
                                                                                          Initial Cost           to Acquisition
                                                                                     ----------------------   ---------------------
                                Number of                                                     Buildings and           Buildings and
Property Name(s)                Buildings   Location                Encumbrances       Land    Improvements    Land    Improvements
----------------                ---------   --------                ------------       ----    ------------    ----    ------------
Newton Drive                         1      Carlsbad, CA                      --        4,416         8,560        --             0

Avenida Encinas                      2      Carlsbad, CA                      --        3,675         9,900        --             0

Airway Road                          2      Otay Mesa, CA                  5,128        1,301         6,460        --             5

Kellogg Avenue                       1      Carlsbad, CA                      --          954         2,008        --             0

Oak Ridge Way                        1      Vista, CA                         --        1,167         2,914        --             0

Goldentop Road                       1      San Diego, CA                     --        2,108         3,341        --             0

Reed Avenue                          2      West Sacramento, CA               --        1,837         5,843        --             0

McLaughlin Avenue                    1      San Jose, CA                      --        2,709         5,381        --             0

Huntwood Avenue                      1      Hayward, CA                       --          880         3,587        --            10

Brisbane Industrial Park            14      Brisbane, CA                      --       10,007        15,220        --           660

Pepes Farm Road                      1      Milford, CT                       --        1,637         6,533        --           139

Landstreet Road,
Building 1                           1      Orlando, FL                       --        1,340        13,221        --            35

Kingspointe Parkway                  1      Orlando, FL                       --          600         2,791        --            55

Orlando Central Park                 6      Orlando, FL                       --        7,083        31,176        --           360

Exchange Drive                       1      Orlando, FL                    2,563          400         3,270        --           128

N.W. 70th Avenue                     1      Miami, FL                         --        3,529         7,671        --             0

Boggy Creek Road                     2      Orlando, FL                       --          649         4,939        --             0

Landstreet Road                      2      Orlando, FL                       --          649         4,817        --             3

Boggy Creek Road,
Building 3                           1      Orlando, FL                       --          345         1,802        56           103

Boggy Creek                          1      Orlando, FL                       --          320         1,705        --             0

Highway 316                          1      Dacula, GA                        --        1,279        10,424        --            13

Westgate Parkway                     1      Fulton County, GA                 --        1,619         4,782        --           232

Atlanta Industrial Drive             1      Atlanta, GA                    2,927        1,032         2,999        --            79

Westpark Drive                       2      Fulton County, GA                 --        1,404         7,065        --            52

Williams Drive                       3      Marietta, GA                   4,583        1,223         6,030        --            20

Cobb International Place             2      Kennesaw, GA                      --          750         4,605        --            10

South Royal Drive                    3      Tucker, GA                        --        1,125         4,426        --            12


                                    Gross Amount Carried
                                  as of December 31, 1999
                                  ------------------------                                   Date                Depreciable
                                             Buildings and                  Accumulated   Constructed     Date      Lives
Property Name(s)                      Land    Improvements       Total(1)  Depreciation  or Renovated   Acquired  in Years
----------------                      ----    ------------       --------  ------------  ------------   --------  --------
Newton Drive                           4,416         8,560         12,976           (61)         1999   09/29/99  10 - 40

Avenida Encinas                        3,675         9,900         13,575          (472)    1972/1993   02/04/98  10 - 40

Airway Road                            1,301         6,465          7,766          (262)         1996   05/08/98  10 - 40

Kellogg Avenue                           954         2,008          2,962           (26)         1991   06/01/99  10 - 40

Oak Ridge Way                          1,167         2,914          4,081           (39)         1999   06/01/99  10 - 40

Goldentop Road                         2,108         3,341          5,449           (26)         1997   09/30/99  10 - 40

Reed Avenue                            1,837         5,843          7,680          (279)         1988   02/04/98  10 - 40

McLaughlin Avenue                      2,709         5,381          8,090           (46)         1975   08/27/99  10 - 40

Huntwood Avenue                          880         3,597          4,477          (176)         1982   02/04/98  10 - 40

Brisbane Industrial Park              10,007        15,880         25,887          (770)    1960-1969   02/04/98  10 - 40

Pepes Farm Road                        1,637         6,672          8,309          (314)         1980   02/04/98  10 - 40

Landstreet Road,
Building 1                             1,340        13,256         14,596          (631)         1997   02/04/98  10 - 40

Kingspointe Parkway                      600         2,846          3,446          (134)         1991   02/04/98  10 - 40

Orlando Central Park                   7,083        31,536         38,619        (1,545)    1983-1991   02/04/98  10 - 40

Exchange Drive                           400         3,398          3,798          (121)         1979   07/30/98  10 - 40

N.W. 70th Avenue                       3,529         7,671         11,200           (55)         1977   08/09/99  10 - 40

Boggy Creek Road                         649         4,939          5,588          (235)    1992/1996   02/13/98  10 - 40

Landstreet Road                          649         4,820          5,469          (223)    1996/1997   02/13/98  10 - 40

Boggy Creek Road,
Building 3                               401         1,905          2,306           (45)         1998   12/31/98  10 - 40

Boggy Creek                              320         1,705          2,025           (35)         1999   03/01/99  10 - 40

Highway 316                            1,279        10,437         11,716          (489)         1989   02/06/98  10 - 40

Westgate Parkway                       1,619         5,014          6,633          (235)         1988   02/04/98  10 - 40

Atlanta Industrial Drive               1,032         3,078          4,110          (119)         1986   09/11/98  10 - 40

Westpark Drive                         1,404         7,117          8,521          (296)         1981   09/08/98  10 - 40

Williams Drive                         1,223         6,050          7,273           (82)         1987   06/29/99  10 - 40

Cobb International Place                 750         4,615          5,365          (206)         1996   03/13/98  10 - 40

South Royal Drive                      1,125         4,438          5,563          (176)    1987-1989   02/27/98  10 - 40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 1999
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                   Subsequent
                                                                                          Initial Cost           to Acquisition
                                                                                     ----------------------   ---------------------
                                Number of                                                     Buildings and           Buildings and
Property Name(s)                Buildings   Location                Encumbrances       Land    Improvements    Land    Improvements
----------------                ---------   --------                ------------       ----    ------------    ----    ------------
Town Park Drive                      2      Kennesaw, GA                   4,341        1,089         4,716        --             3

Highlands Parkway                    1      Smyrna, GA                        --        2,584         7,787        --             0

Ambassador Road                      1      Naperville, IL                    --        1,060         6,725        --             0

Arthur Avenue                        1      Elk Grove, IL                     --          747         5,877        --             0

Harvester Drive                      1      Chicago, IL                       --          763         6,358        --             0

Mark Street                          1      Wood Dale, IL                     --        1,570         7,541        --             0

Remington Street                     1      Bolingbrook, IL                   --          980         7,542        --             0

West 73rd Street                     3      Bedford Park, IL                  --        2,540        20,809        --            29

North Raddant Road                   1      Batavia, IL                       --          931         5,977        --           (43)

Crossroads Parkway                   1      Bolingbrook, IL                   --        2,048         8,839        --             2

South Frontenac                      1      Naperville, IL                    --          890         5,350        --             0

High Grove Lane                      1      Naperville, IL                    --          800         3,156        --             0

Medinah Road                         2      Chicago, IL                       --        2,936        17,471        --             0

Western Avenue                       1      Lisle, IL                         --          700         2,241        --             0

Swenson Avenue                       1      St. Charles, IL                   --          650         2,479        --             0

South 78th Avenue                    1      Hickory Hills, IL                 --          470         2,709        --             0

Greenleaf Avenue                     1      Elk Grove Village, IL             --        1,409         4,960        --             0

Feehanville Drive                    1      Mount Prospect, IL             3,256        1,043         3,819        --             0

Business Center,
Building 1                           1      Mount Prospect, IL             2,460          757         2,867        --             0

Tower Lane                           1      Bensenville, IL                3,280          740         4,040        --             7

Business Center,
Building 2                           1      Mount Prospect, IL                --        1,456         5,250        --            20

Penny Lane                           2      Schaumburg, IL                    --          579         1,629        --             0

Remington Boulevard                  1      Bolingbrook, IL                   --          505         2,053        --             0

Territorial Drive,
Building 2                           1      Bolingbrook, IL                   --          567         2,844        --             0

Northpoint Court                     1      Bolingbrook, IL                   --          289         1,449        --             0

Territorial Drive,
Building 1                           1      Bolingbrook, IL                   --          569         2,605        --             0

Beeline Drive & Meyer
Road                                 1      Bensenville, IL                   --        1,046         2,833        --             0

                                    Gross Amount Carried
                                  as of December 31, 1999
                                  ------------------------                                   Date                Depreciable
                                             Buildings and                  Accumulated   Constructed     Date      Lives
Property Name(s)                      Land    Improvements       Total(1)  Depreciation  or Renovated   Acquired  in Years
----------------                      ----    ------------       --------  ------------  ------------   --------  --------
Town Park Drive                        1,089         4,719          5,808          (192)         1995   03/31/98  10 - 40

Highlands Parkway                      2,584         7,787         10,371             0          1997   11/09/99  10 - 40

Ambassador Road                        1,060         6,725          7,785          (321)         1996   02/04/98  10 - 40

Arthur Avenue                            747         5,877          6,624          (253)         1978   02/04/98  10 - 40

Harvester Drive                          763         6,358          7,121          (304)         1974   02/04/98  10 - 40

Mark Street                            1,570         7,541          9,111          (335)         1985   02/04/98  10 - 40

Remington Street                         980         7,542          8,522          (359)         1996   02/04/98  10 - 40

West 73rd Street                       2,540        20,838         23,378          (956)    1979-1986   02/04/98  10 - 40

North Raddant Road                       931         5,934          6,865          (206)         1991   08/31/98  10 - 40

Crossroads Parkway                     2,048         8,841         10,889           (65)         1995   09/23/99  10 - 40

South Frontenac                          890         5,350          6,240           (27)         1975   10/22/99  10 - 40

High Grove Lane                          800         3,156          3,956          (150)         1994   02/04/98  10 - 40

Medinah Road                           2,936        17,471         20,407          (834)         1986   02/04/98  10 - 40

Western Avenue                           700         2,241          2,941          (107)    1979/1985   02/04/98  10 - 40

Swenson Avenue                           650         2,479          3,129           (80)         1988   09/24/98  10 - 40

South 78th Avenue                        470         2,709          3,179           (27)         1981   08/25/99  10 - 40

Greenleaf Avenue                       1,409         4,960          6,369           (38)    1968/1995   09/30/99  10 - 40

Feehanville Drive                      1,043         3,819          4,862          (169)         1987   03/31/98  10 - 40

Business Center,
Building 1                               757         2,867          3,624          (115)         1985   05/26/98  10 - 40

Tower Lane                               740         4,047          4,787          (156)         1977   07/14/98  10 - 40

Business Center,
Building 2                             1,456         5,270          6,726          (159)         1989   10/16/98  10 - 40

Penny Lane                               579         1,629          2,208           (22)         1988   05/25/99  10 - 40

Remington Boulevard                      505         2,053          2,558           (11)         1996   10/12/99  10 - 40

Territorial Drive,
Building 2                               567         2,844          3,411           (14)         1998   10/12/99  10 - 40

Northpoint Court                         289         1,449          1,738            (7)         1998   10/12/99  10 - 40

Territorial Drive,
Building 1                               569         2,605          3,174           (13)         1998   10/12/99  10 - 40

Beeline Drive & Meyer
Road                                   1,046         2,833          3,879           (11)         1968   11/08/99  10 - 40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 1999
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                   Subsequent
                                                                                          Initial Cost           to Acquisition
                                                                                     ----------------------   ---------------------
                                Number of                                                     Buildings and           Buildings and
Property Name(s)                Buildings   Location                Encumbrances       Land    Improvements    Land    Improvements
----------------                ---------   --------                ------------       ----    ------------    ----    ------------
Kingsland Drive                      1      Batavia, IL                       --          291         1,775        --             0

North State Road #9                  1      Howe, IN                          --          239         6,583        --             0

Rudolph Way                          1      Greendale, IN                     --          210           803        --             0

Holton Drive                         1      Independence, KY                  --        2,100         8,244        --            25

International Way                    1      Hebron, KY                        --          663         4,897        --            72

Empire Drive, Building 3             1      Florence, KY                      --          403         2,563        --             0

Spiral Drive                         2      Florence, KY                      --          317         3,734        --             2

Airport Exchange Drive               1      Erlanger, KY                   3,015          744         3,769        --             1

Foundation Drive                     8      Elsmere, KY                       --        1,407         5,763        --            22

Kentucky Drive                       1      Florence, KY                   2,246          848         4,542        --             1

Power Line Drive                     1      Elsmere, KY                       --           69           267        --             0

Empire Drive                         2      Florence, KY                      --          938         2,786        --             0

Jamike Drive                         7      Erlanger, KY                      --        1,656         6,055        --             8

Turfway Road                         3      Erlanger, KY                   2,607        1,083         3,870        --             0

Kenwood Circle                       1      Franklin, MA                      --          920         5,020        --             2

Progress Road                        2      Billerica, MA                     --        1,147         4,522        --             4

Sunnyslope Avenue                    1      Tewksbury, MA                     --          705         5,535        --             2

South Street                         1      Hopkinton, MA                     --          636         2,015        --             2

John Hancock Road                    1      Taunton, MA                    1,455          257         1,872        --             2

Technology Drive                     1      Auburn, MA                        --          663         1,269        --            17

Oceano Avenue                        1      Jessup, MD                        --        1,629         7,862        --             1

Tar Bay Drive                        1      Jessup, MD                        --        1,415         6,475        --             1

Port Capital Drive                   1      Jessup, MD                     1,066          900         4,106        --            36

Greenwood Place                      1      Savage, MD                        --          533         2,453        --             2

Bollman Place                        1      Savage, MD                        --        1,079         3,916        --             2

Stayton Drive                        1      Jessup, MD                        --        1,149         4,123        --             2

The Crysen Center                    2      Jessup, MD                        --        1,365         5,454        --            27

                                    Gross Amount Carried
                                  as of December 31, 1999
                                  ------------------------                                   Date                Depreciable
                                             Buildings and                  Accumulated   Constructed     Date      Lives
Property Name(s)                      Land    Improvements       Total(1)  Depreciation  or Renovated   Acquired  in Years
----------------                      ----    ------------       --------  ------------  ------------   --------  --------
Kingsland Drive                          291         1,775          2,066            (5)         1990   11/08/99  10 - 40

North State Road #9                      239         6,583          6,822          (316)         1988   02/04/98  10 - 40

Rudolph Way                              210           803          1,013           (18)         1990   03/11/99  10 - 40

Holton Drive                           2,100         8,269         10,369          (394)         1996   02/04/98  10 - 40

International Way                        663         4,969          5,632          (234)         1990   02/04/98  10 - 40

Empire Drive, Building 3                 403         2,563          2,966          (126)         1991   02/04/98  10 - 40

Spiral Drive                             317         3,736          4,053          (160)    1988/1989   03/19/98  10 - 40

Airport Exchange Drive                   744         3,770          4,514          (122)         1997   09/18/98  10 - 40

Foundation Drive                       1,407         5,785          7,192           (96)    1983-1990   03/11/99  10 - 40

Kentucky Drive                           848         4,543          5,391           (86)         1991   03/11/99  10 - 40

Power Line Drive                          69           267            336            (5)         1994   03/11/99  10 - 40

Empire Drive                             938         2,786          3,724           (51)         1990   03/11/99  10 - 40

Jamike Drive                           1,656         6,063          7,719          (126)    1985-1988   03/11/99  10 - 40

Turfway Road                           1,083         3,870          4,953           (73)    1990-1996   03/11/99  10 - 40

Kenwood Circle                           920         5,022          5,942           (74)         1987   05/25/99  10 - 40

Progress Road                          1,147         4,526          5,673           (74)         1988   05/07/99  10 - 40

Sunnyslope Avenue                        705         5,537          6,242           (78)         1987   05/07/99  10 - 40

South Street                             636         2,017          2,653           (33)         1987   05/07/99  10 - 40

John Hancock Road                        257         1,874          2,131           (89)         1986   02/04/98  10 - 40

Technology Drive                         663         1,286          1,949           (61)         1973   02/04/98  10 - 40

Oceano Avenue                          1,629         7,863          9,492          (375)         1987   02/04/98  10 - 40

Tar Bay Drive                          1,415         6,476          7,891          (309)         1990   02/04/98  10 - 40

Port Capital Drive                       900         4,142          5,042          (145)         1974   08/06/98  10 - 40

Greenwood Place                          533         2,455          2,988           (53)         1985   03/11/99  10 - 40

Bollman Place                          1,079         3,918          4,997           (72)         1985   03/11/99  10 - 40

Stayton Drive                          1,149         4,125          5,274           (86)         1985   03/11/99  10 - 40

The Crysen Center                      1,365         5,481          6,846          (252)         1985   02/04/98  10 - 40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 1999
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                   Subsequent
                                                                                          Initial Cost           to Acquisition
                                                                                     ----------------------   ---------------------
                                Number of                                                     Buildings and           Buildings and
Property Name(s)                Buildings   Location                Encumbrances       Land    Improvements    Land    Improvements
----------------                ---------   --------                ------------       ----    ------------    ----    ------------
Guilford Road                        1      Annapolis Junction, MD            --        1,123         4,718        --            20

Bristol Court, Building 1            1      Jessup, MD                        --          785         3,132        --            24

West Nursery Road                    2      Linthicum, MD                  3,348        1,019         6,749        --            41

Fontana Lane                         2      Baltimore, MD                  4,496          915         5,771        --            45

Bristol Court, Building 2            1      Jessup, MD                        --          561         2,194        --             1

Sysco Court                          1      Grand Rapids, MI               1,877          354         1,788        --             0

Woodale Drive                        4      Mounds View, MN               11,797        2,835        17,455        --             4

Trenton Lane                         1      Plymouth, MN                   3,412        1,440         4,497        --             0

Lexington Avenue                     1      Eagan, MN                      3,678        1,207         4,454        --             0

Cahill Road                          1      Edina, MN                      1,248          665         2,000        --             0

Monticello Lane                      1      Maple Grove, MN                  994          278         1,416        --             0

West 82nd Street                     1      Bloomington, MN                   --        1,215         3,340        --             0

Industrial Drive South               1      Gluckstadt, MS                    --          320         5,697        --             0

Reames Road                          1      Charlotte, NC                     --          365         2,922        --            53

Cordage Street                       1      Charlotte, NC                     --          562         2,223        --             1

Old Charlotte Highway                1      Monroe, NC                        --          833         4,196        --             0

Airport Road                         1      Monroe, NC                        --          555         2,793        --             0

Woodpark Blvd                        3      Charlotte, NC                     --          803         4,503        --            26

Commerce Blvd                        1      Charlotte, NC                     --          416         2,181        --             3

N. I-85 Service Road                 1      Charlotte, NC                     --          351         1,998        --             3

Westinghouse Blvd                    4      Charlotte, NC                  2,186        2,606        17,592        --             0

Birch Creek Road                     1      Bridgeport, NJ                    --          862         6,900        --             2

Herrod Boulevard                     1      South Brunswick, NJ               --        2,600        15,289        --             2

Pierce Street                        1      Franklin Township, NJ             --        1,400         6,716        --             3

Colony Road                          2      Jersey City, NJ                   --        2,816        10,266        --            14

Industrial Drive                     3      Port Jersey, NJ                   --        3,024        13,298        --             5

Port Jersey Boulevard                2      Port Jersey, NJ                   --        5,493        18,974        --           162

                                    Gross Amount Carried
                                  as of December 31, 1999
                                  ------------------------                                   Date                Depreciable
                                             Buildings and                  Accumulated   Constructed     Date      Lives
Property Name(s)                      Land    Improvements       Total(1)  Depreciation  or Renovated   Acquired  in Years
----------------                      ----    ------------       --------  ------------  ------------   --------  --------
Guilford Road                          1,123         4,738          5,861          (169)         1989   08/03/98  10 - 40

Bristol Court, Building 1                785         3,156          3,941          (115)         1988   08/03/98  10 - 40

West Nursery Road                      1,019         6,790          7,809          (220)         1989   08/03/98  10 - 40

Fontana Lane                             915         5,816          6,731          (202)         1988   08/03/98  10 - 40

Bristol Court, Building 2                561         2,195          2,756           (30)         1986   06/01/99  10 - 40

Sysco Court                              354         1,788          2,142           (85)         1985   02/04/98  10 - 40

Woodale Drive                          2,835        17,459         20,294          (783)    1989-1992   03/31/98  10 - 40

Trenton Lane                           1,440         4,497          5,937          (100)         1994   03/30/99  10 - 40

Lexington Avenue                       1,207         4,454          5,661           (96)    1979/1994   03/30/99  10 - 40

Cahill Road                              665         2,000          2,665           (47)         1979   03/30/99  10 - 40

Monticello Lane                          278         1,416          1,694           (30)         1986   03/30/99  10 - 40

West 82nd Street                       1,215         3,340          4,555             0          1967   09/10/99  10 - 40

Industrial Drive South                   320         5,697          6,017          (273)         1988   02/04/98  10 - 40

Reames Road                              365         2,975          3,340          (140)         1994   02/04/98  10 - 40

Cordage Street                           562         2,224          2,786           (15)         1981   09/24/99  10 - 40

Old Charlotte Highway                    833         4,196          5,029          (201)    1957/1972   02/04/98  10 - 40

Airport Road                             555         2,793          3,348          (134)    1957/1972   02/04/98  10 - 40

Woodpark Blvd                            803         4,529          5,332           (73)    1985-1987   06/23/99  10 - 40

Commerce Blvd                            416         2,184          2,600           (36)         1988   06/23/99  10 - 40

N. I-85 Service Road                     351         2,001          2,352           (32)         1988   06/23/99  10 - 40

Westinghouse Blvd                      2,606        17,592         20,198          (222)    1988-1994   08/17/99  10 - 40

Birch Creek Road                         862         6,902          7,764          (348)    1991/1997   02/04/98  10 - 40

Herrod Boulevard                       2,600        15,291         17,891          (731)         1989   02/04/98  10 - 40

Pierce Street                          1,400         6,719          8,119          (323)         1984   02/04/98  10 - 40

Colony Road                            2,816        10,280         13,096          (497)    1974/1976   02/04/98  10 - 40

Industrial Drive                       3,024        13,303         16,327          (642)    1972-1976   02/04/98  10 - 40

Port Jersey Boulevard                  5,493        19,136         24,629          (983)    1974/1982   02/04/98  10 - 40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 1999
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                   Subsequent
                                                                                          Initial Cost           to Acquisition
                                                                                     ----------------------   ---------------------
                                Number of                                                     Buildings and           Buildings and
Property Name(s)                Buildings   Location                Encumbrances       Land    Improvements    Land    Improvements
----------------                ---------   --------                ------------       ----    ------------    ----    ------------
South Middlesex Avenue               2      Cranbury, NJ                      --        2,700        12,532        --            22

Memorial Drive                       1      Franklin Township, NJ             --        1,859         4,844        --           115

New England Avenue                   1      Piscataway, NJ                 2,621        1,350         2,423        --            76

Westbelt Drive                       2      Columbus, OH                      --        1,849        12,301        --            43

Dividend Drive                       1      Columbus, OH                      --          449         3,712        --             6

International Street                 1      Columbus, OH                      --          517         2,657        --             1

Port Road                            2      Franklin County, OH               --        1,402        10,085        --           191

Twin Creek Drive                     1      Columbus, OH                      --          702         3,416        --            41

Equity Drive                         2      Columbus, OH                      --        1,854         7,301        --           281

Alum Creek Road                      1      Columbus, OH                      --          331         1,278        --             1

International Road                   2      Cincinnati, OH                    --        2,041         9,833        --             0

Kingsley Drive                       2      Cincinnati, OH                 7,944        2,766         9,519         1            31

Lake Forest Drive                    2      Blue Ash, OH                      --        2,320         9,482        --           196

Kenwood Road                         7      Blue Ash, OH                      --        2,978        11,712        --             0

Creek Road                           1      Blue Ash, OH                      --          902         2,790        --            74

Commerce Boulevard                   1      Loveland, OH                      --          393         1,215        --             0

Brackbill Blvd                       2      Mechanicsburg, PA              6,456        3,722        14,226        --             1

Cumberland Parkway                   1      Harrisburg, PA                    --        1,851        11,317        --            15

Ritter Road                          1      Mechanicsburg, PA              1,368          332         1,934        --             1

Marine Drive                         1      Rock Hill, SC                     --        1,290        12,866        --             0

Pilot Drive                          1      Memphis, TN                       --        1,364         6,231        --           112

DFW Trade Center                     3      Grapevine, TX                     --        5,273        45,755        --           127

Luna Road                            1      Carrollton, TX                    --        1,020         6,097        --             0

Patriot Drive                        2      Coppell, TX                       --        2,264        15,207        --             0

113th Street                         1      Arlington, TX                     --          506         2,055        --             0

Airline Drive                        2      Coppell, TX                       --        1,012         5,999        --             0

North Lake Drive                     1      Coppell, TX                       --        1,165         4,914        --             0

                                    Gross Amount Carried
                                  as of December 31, 1999
                                  ------------------------                                   Date                Depreciable
                                             Buildings and                  Accumulated   Constructed     Date      Lives
Property Name(s)                      Land    Improvements       Total(1)  Depreciation  or Renovated   Acquired  in Years
----------------                      ----    ------------       --------  ------------  ------------   --------  --------
South Middlesex Avenue                 2,700        12,554         15,254          (607)    1982/1989   02/04/98  10 - 40

Memorial Drive                         1,859         4,959          6,818          (247)         1988   02/04/98  10 - 40

New England Avenue                     1,350         2,499          3,849           (99)    1975/1995   06/26/98  10 - 40

Westbelt Drive                         1,849        12,344         14,193          (592)    1979/1980   02/04/98  10 - 40

Dividend Drive                           449         3,718          4,167          (190)         1980   02/04/98  10 - 40

International Street                     517         2,658          3,175          (127)         1988   02/04/98  10 - 40

Port Road                              1,402        10,276         11,678          (493)         1995   02/04/98  10 - 40

Twin Creek Drive                         702         3,457          4,159          (163)         1989   02/04/98  10 - 40

Equity Drive                           1,854         7,582          9,436          (389)         1980   02/04/98  10 - 40

Alum Creek Road                          331         1,279          1,610           (21)         1988   03/11/99  10 - 40

International Road                     2,041         9,833         11,874          (490)         1990   02/04/98  10 - 40

Kingsley Drive                         2,767         9,550         12,317          (378)         1981   06/09/98  10 - 40

Lake Forest Drive                      2,320         9,678         11,998          (489)    1978/1979   02/04/98  10 - 40

Kenwood Road                           2,978        11,712         14,690             0     1963-1973   12/15/99  10 - 40

Creek Road                               902         2,864          3,766          (137)         1983   02/04/98  10 - 40

Commerce Boulevard                       393         1,215          1,608           (21)         1989   03/11/99  10 - 40

Brackbill Blvd                         3,722        14,227         17,949          (706)    1984/1994   02/17/98  10 - 40

Cumberland Parkway                     1,851        11,332         13,183          (531)         1992   02/06/98  10 - 40

Ritter Road                              332         1,935          2,267           (91)         1986   02/04/98  10 - 40

Marine Drive                           1,290        12,866         14,156          (192)         1997   06/30/99  10 - 40

Pilot Drive                            1,364         6,343          7,707          (298)         1987   02/04/98  10 - 40

DFW Trade Center                       5,273        45,882         51,155        (2,110)    1996-1997   02/04/98  10 - 40

Luna Road                              1,020         6,097          7,117          (291)         1996   02/04/98  10 - 40

Patriot Drive                          2,264        15,207         17,471             0          1997   12/28/99  10 - 40

113th Street                             506         2,055          2,561           (98)         1979   02/04/98  10 - 40

Airline Drive                          1,012         5,999          7,011          (286)    1990/1991   02/04/98  10 - 40

North Lake Drive                       1,165         4,914          6,079          (244)         1982   02/04/98  10 - 40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 1999
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                   Subsequent
                                                                                          Initial Cost           to Acquisition
                                                                                     ----------------------   ---------------------
                                Number of                                                     Buildings and           Buildings and
Property Name(s)                Buildings   Location                Encumbrances       Land    Improvements    Land    Improvements
----------------                ---------   --------                ------------       ----    ------------    ----    ------------
10th Street                          2      Plano, TX                      5,543        1,677         6,532        --             1

Diplomat Drive, Building 2           1      Farmers Branch, TX                --          437         2,840        --             0

Hillguard Road                       3      Dallas, TX                        --        1,448         6,011        --             1

East Plano Parkway                   1      Plano, TX                         --        1,163         7,903        --             0

Diplomat Drive, Building 1           1      Farmers Branch, TX                --          110         2,456        --             0

Bradley Lane                         1      Carrollton, TX                    --          262         1,941        --             0

Avenue F                             1      Plano, TX                         --          653         4,161        --             0

Shiloh Road                          1      Plano, TX                         --          594         3,489        --             0

Oakville Industrial Park             6      Alexandria, VA                    --        5,720        13,736         1           393

Nokes Boulevard,
Building 1                           1      Sterling, VA                      --        1,344         4,799        --            25

Nokes Boulevard,
Building 2                           1      Sterling, VA                      --        1,115         4,886        --             0

Guilford Road                        2      Ashburn, VA                    3,736        1,562         5,113        --             0

Beaumeade Circle                     1      Ashburn, VA                    3,071        1,208         4,267        --             0

Kent West Corporate Park II          1      Kent, WA                          --        2,528         9,256        --            58

Kent West Corporate Park I           4      Kent, WA                          --        1,549         5,691        --            26
                                   ---                                  --------     --------    ----------      ----        ------

                                   320                                  $163,866     $296,412    $1,205,116      $207        $6,099
                                   ===                                  ========     ========    ==========      ====        ======

                                    Gross Amount Carried
                                  as of December 31, 1999
                                  ------------------------                                   Date                Depreciable
                                             Buildings and                  Accumulated   Constructed     Date      Lives
Property Name(s)                      Land    Improvements       Total(1)  Depreciation  or Renovated   Acquired  in Years
----------------                      ----    ------------       --------  ------------  ------------   --------  --------
10th Street                            1,677         6,533          8,210          (254)         1997   06/10/98  10 - 40

Diplomat Drive, Building 2               437         2,840          3,277           (68)         1984   01/28/99  10 - 40

Hillguard Road                         1,448         6,012          7,460           (63)         1980   09/30/99  10 - 40

East Plano Parkway                     1,163         7,903          9,066             0          1998   12/09/99  10 - 40

Diplomat Drive, Building 1               110         2,456          2,566          (117)         1997   02/04/98  10 - 40

Bradley Lane                             262         1,941          2,203           (43)         1984   02/25/99  10 - 40

Avenue F                                 653         4,161          4,814           (46)         1984   07/30/99  10 - 40

Shiloh Road                              594         3,489          4,083             0          1998   12/09/99  10 - 40

Oakville Industrial Park               5,721        14,129         19,850          (683)    1940-1955   02/04/98  10 - 40

Nokes Boulevard,
Building 1                             1,344         4,824          6,168          (120)         1998   12/15/98  10 - 40

Nokes Boulevard,
Building 2                             1,115         4,886          6,001           (44)         1999   08/27/99  10 - 40

Guilford Road                          1,562         5,113          6,675           (28)    1987/1988   10/15/99  10 - 40

Beaumeade Circle                       1,208         4,267          5,475           (24)         1990   10/15/99  10 - 40

Kent West Corporate Park II            2,528         9,314         11,842          (444)         1989   02/04/98  10 - 40

Kent West Corporate Park I             1,549         5,717          7,266          (273)         1989   02/04/98  10 - 40
                                 -----------    ----------     ----------      --------

                                 $   296,619    $1,211,215     $1,507,834      $(42,543)
                                 ===========    ==========     ==========      ========

(1) The aggregate cost for federal income tax purposes as of December 31, 1999, was approximately $1,404 million.

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 1999

                          Reconciliation of Real Estate

The changes in total investment in real estate assets for the years ended December 31, 1999 and 1998 are as follows:

                                                  December 31, 1999               December 31, 1998
                                                ----------------------          ----------------------
                                                    (in thousands)                  (in thousands)
Balance, Beginning of Year                          $   1,072,675                   $          --
Acquisitions                                              443,951                       1,077,863
Improvements                                                5,086                           1,220
Dispositions                                              (13,878)                         (6,408)
                                                    -------------                   -------------
Balance, End of Year                                $   1,507,834                   $   1,072,675
                                                    =============                   =============

                   Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation for the years ended December 31, 1999 and 1998 are as follows:

                                                  December 31, 1999               December 31, 1998
                                                ----------------------          ----------------------
                                                    (in thousands)                  (in thousands)
Balance, Beginning of Year                          $      17,290                   $          --
Depreciation Expense                                       25,677                          17,396
Dispositions                                                 (424)                           (106)
                                                    -------------                   -------------
Balance, End of Year                                $      42,543                   $      17,290
                                                    =============                   =============

                    Report of Independent Public Accountants

To the Partners of
   Cabot Partners Limited Partnership:

We have audited the accompanying balance sheets of Cabot Partners Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Boston, Massachusetts                                        ARTHUR ANDERSEN LLP
March 27, 1998

                       CABOT PARTNERS LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                                 (in thousands)

                                                                    As of December 31,
                                                                    ------------------
                                                                      1997     1996
                                                                     ------   ------
ASSETS:
Cash and cash equivalents                                            $  509   $1,709
Accounts receivable                                                   2,689    1,637
Accounts receivable from related party                                1,225       --
Investments                                                              39      836
Cost of investment advisory contracts acquired, net of accumulated
amortization of $824 and $2,425, respectively                           780    1,729

OTHER ASSETS                                                             97      164
                                                                     ------   ------

TOTAL ASSETS                                                         $5,339   $6,075
                                                                     ======   ======

LIABILITIES AND PARTNERS' CAPITAL:
Accrued compensation                                                 $  373   $  385
Accounts payable and accrued liabilities                                387      100
                                                                     ------   ------
                                                                        760      485
                                                                     ------   ------

COMMITMENTS (NOTE 4)

PARTNERS' CAPITAL:                                                    4,579    5,590
                                                                     ------   ------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $5,339   $6,075
                                                                     ======   ======

   The accompanying notes are an integral part of these financial statements.

                       CABOT PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                                 For the Years Ended
                                                                ------------------------------------------------------
                                                                   December 31, 1997            December 31, 1996
                                                                -------------------------    -------------------------
REVENUES:
     Advisory fees                                                     $    9,010                   $   7,871
     Other income                                                              70                          37
                                                                       -----------                 -----------
                                                                            9,080                       7,908
                                                                       -----------                 -----------

EXPENSES:
     Compensation                                                           4,685                       3,887
     Other general and administrative                                       2,360                       2,001
     Depreciation and amortization                                            977                         419
                                                                       -----------                 -----------
          Total Expenses                                                    8,022                       6,307
                                                                       -----------                 -----------
Income before income (loss) from
   unconsolidated subsidiary                                                1,058                       1,601

Equity in income (loss) from unconsolidated
   subsidiary                                                                  --                          (7)
                                                                       -----------                 -----------

Net income                                                             $    1,058                   $   1,594
                                                                       ===========                 ===========

   The accompanying notes are an integral part of these financial statements.

                       CABOT PARTNERS LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                 For the Years Ended December 31, 1997 and 1996
                                 (in thousands)

                                                                   Limited Partners      Total
                                                       General    ------------------   Partners'
                                                       Partner    Class A    Class B    Capital
                                                       -------    -------    -------    -------
Partners' Capital, December 31, 1995                   $    --    $ 5,065    $    --    $ 5,065

     Net income for the year ended December 31, 1996        10      1,194        390      1,594
     Distributions                                          --     (1,069)        --     (1,069)
                                                       -------    -------    -------    -------

Partners' Capital, December 31, 1996                        10      5,190        390      5,590

     Net income for the year ended December 31, 1997        --      1,058         --      1,058
     Distributions                                         (10)    (1,669)      (390)    (2,069)
                                                       -------    -------    -------    -------

Partners' Capital, December 31, 1997                   $    --    $ 4,579    $    --    $ 4,579
                                                       =======    =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                       CABOT PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               For the Years Ended
                                                                             ------------------------------------------------------
                                                                                 December 31, 1997           December 31, 1996
                                                                             --------------------------  --------------------------
OPERATING ACTIVITIES:
Net income                                                                          $    1,058                 $     1,594
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                                           977                         419
   Unrealized equity in loss of investment                                                  --                           7
   (Increase) in accounts receivable                                                    (1,052)                       (695)
   Increase (Decrease) in accrued liabilities                                               37                         (70)

   Decrease in accounts payable                                                             (5)                         (9)
   Decrease in other assets                                                                 47                          37
                                                                                   ------------               -------------
   Net cash provided by operating activities                                             1,062                       1,283
                                                                                   ------------               -------------

INVESTING ACTIVITIES:
   Increase in accounts receivable from related party                                     (984)                         --
   Dividends received                                                                      797                         183

   Purchase of furniture, fixtures and equipment                                            (6)                        (50)
   Additional cost-basis investments                                                        --                         (20)
                                                                                   ------------               -------------
   Net cash provided (used in) by investing activities                                    (193)                        113
                                                                                   ------------               -------------

FINANCING ACTIVITIES:
   Distributions to partners                                                            (2,069)                     (1,069)
                                                                                   ------------               -------------

   Net (decrease) increase in cash and cash equivalents                                 (1,200)                        327
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                            1,709                       1,382
                                                                                   ------------               -------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                             $      509                 $     1,709
                                                                                   ============               =============

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

Cost of Investment Advisory Contracts Acquired

The investment advisory contracts acquired are recorded at their fair market value at the date of acquisition, based on independent appraisals, and are being amortized over their estimated lives, which range from eight to 16 years.

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

3. INVESTMENTS

The Partnership owns a 1% managing general partnership interest in a real estate operating company, CP Private Partners, L.P.-I (Private Partners), and accounts for this investment under the equity method. Under this method of accounting, the Partnership's pro rata share of Private Partners' income (loss) is recorded each year as an increase (decrease) in the carrying value of its investment and any distributions received are recorded as decreases in the carrying value.

The condensed unaudited historical cost balance sheets of Private Partners at December 31, 1997 and 1996 is as follows:

                                                             As of December 31,
                                                           ---------------------
                                                             1997          1996
                                                           -------       -------
Assets
Cash and cash equivalents                                  $   576       $   186
Real estate assets, net                                      3,140        58,776
Other assets                                                   179        18,203
                                                           -------       -------
   Total Assets                                            $ 3,895       $77,165
                                                           =======       =======
Liabilities and Partners' Capital
Accounts payable and accrued liabilities                   $    29       $   453
Partners' Capital
The Partnership                                                 39           767
Other Partners                                               3,827        75,945
                                                           -------       -------
   Total Partners' Capital                                   3,866        76,712
                                                           -------       -------
   Total Liabilities and Partners' Capital                 $ 3,895       $77,165
                                                           =======       =======

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
                                                          ========     ========

Private Partners' remaining real estate is vacant land that is held for sale. As of December 31, 1997, its carrying cost has been reduced to its estimated net realizable value.

4. MINIMUM FUTURE LEASE OBLIGATIONS

Minimum future lease obligations under noncancelable operating leases for each of the next five years ending December 31 and thereafter are as follows:

1998.......................................................... $   298
1999..........................................................     313
2000..........................................................     325
2001..........................................................     310
Thereafter....................................................       -
                                                               -------
                                                               $ 1,246
                                                               =======

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

The information required by this Item is incorporated herein by reference to the portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's annual meeting of shareholders to be held on May 10, 2000, (the "Proxy Statement") captioned "Election of Trustees" and "Principal and Management Shareholders".

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement captioned "Executive Compensation".

Item 12. Principal and Management Shareholders

The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement captioned "Principal and Management Shareholders".

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the portion of the Proxy Statement captioned "Certain Transactions".

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CABOT INDUSTRIAL TRUST

                                            By       /s/  Robert E. Patterson
                                                     ---------------------------
                                            Title:        President
                                                     ---------------------------

                                            Date:    March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     Title                                   Date
                                                     -----                                   ----
/s/Ferdinand Colloredo-Mansfeld              Chairman of the Board and                  March 23, 2000
-----------------------------------          Chief Executive Officer
Ferdinand Colloredo-Mansfeld

/s/Robert E. Patterson                       President and Trustee                      March 23, 2000
-----------------------------------
Robert E. Patterson

/s/Franz Colloredo-Mansfeld                  Senior Vice President and                  March 23, 2000
-----------------------------------          Chief Financial Officer
Franz Colloredo-Mansfeld

/s/Neil E. Waisnor                           Senior Vice President - Finance,           March 23, 2000
-----------------------------------          Treasurer and Secretary
Neil E. Waisnor                              Chief Accounting Officer

/s/George M. Lovejoy, Jr.                    Trustee                                    March 23, 2000
-----------------------------------
George M. Lovejoy, Jr.

/s/Christopher C. Milliken                   Trustee                                    March 23, 2000
-----------------------------------
Christopher C. Milliken

/s/Maurice Segall                            Trustee                                    March 23, 2000
-----------------------------------
Maurice Segall

/s/W. Nicholas Thorndike                     Trustee                                    March 23, 2000
-----------------------------------
W. Nicholas Thorndike

/s/Ronald L. Skates                          Trustee                                    March 23, 2000
-----------------------------------
Ronald L. Skates

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

3.3 Second Amended and Restated Agreement of Limited Partnership Agreement of Cabot L.P., dated February 4, 1998. Incorporated by reference to Exhibit 3.5 to the Form S-11.

4.1 Contribution Agreement relating to the Capitalization of Cabot Trust, dated as of October 10, 1997, among Cabot Trust, Cabot L.P., Cabot Partners and Various Contributors and Title Holding Entities Identified Therein. Incorporated by reference to Exhibit 4.1 to the Form S-11.

4.2 Form of Indenture by and among Cabot L.P., Cabot Trust and Bank of New York as trustee. Incorporated by reference to
                  Exhibit 4.11 to Cabot Trust's and Cabot L.P.'s Form S-3 Registration Statement (File No. 333-71585).

4.3 Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement of Cabot L.P., as borrower, for the benefit of Teachers Insurance and Annuity Association of America, as lender, used in connection with mortgage loans. Incorporated by reference to Exhibit 4.3 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

4.4 Form of Promissory Note of Cabot L.P., as borrower, in favor of Teachers Insurance and Annuity Association of America, as lender, used in connection with mortgage loans. Incorporated by reference to Exhibit 4.4 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

4.5 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated April 29, 1999.

4.6 Articles Supplementary, 1,300,000 Shares of 8.625% Series B Cumulative Redeemable Preferred Shares, dated April 29, 1999.

4.7 Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated September 3, 1999.

4.8 Articles Supplementary, 2,600,000 Shares of 8.625% Series C Cumulative Redeemable Preferred Shares, dated September 3, 1999.

4.9 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated September 27, 1999.

4.10 Articles Supplementary, 200,000 Shares of 8.375% Series D Cumulative Redeemable Preferred Shares, dated September 27, 1999.

4.11 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated December 9, 1999.

4.12 Articles Supplementary, 200,000 Shares of 8.375% Series E Cumulative Redeemable Preferred Shares, dated December 9, 1999.

4.13 Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated December 22, 1999.

4.14 Articles Supplementary, 1,800,000 Shares of 8.5% Series F Cumulative Redeemable Preferred Shares, dated December 22, 1999.

10.1 Form of Indemnification Agreement between Cabot Trust and the Trustees. Incorporated by reference to Exhibit 10.1 to the Form S-11.

10.2 Form of Indemnification Agreement entered into between Cabot Trust and the officers of Cabot Trust. Incorporated by reference to Cabot Trust's Form S-11 Registration Statement (File No. 333-61543).

10.3 Form of Registration Rights and Lock-Up Agreement, dated as of February 4, 1998, between Cabot Trust, the Contributing Investors and various other persons identified therein (included as Exhibit B to Exhibit 4.1).

10.4 Form of Registration Rights and Lock-Up Agreement, between Cabot Trust and Morgan Stanley Asset Management Inc., on behalf of certain of its institutional investors. Incorporated by reference to Exhibit 10.3 to the Form S-11.

10.5 Cabot Trust Long-Term Incentive Plan (as Amended and Restated Effective as of January 26, 1998).

10.6 Amended Employment Agreement between Cabot L.P. and Ferdinand Colloredo-Mansfeld. Incorporated by reference to Exhibit 10.6 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.7              Amended Employment Agreement between Cabot L.P. and Robert E.
                  Patterson. Incorporated by reference to Exhibit 10.7 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.8 Amended Employment Agreement between Cabot L.P. and Franz Colloredo-Mansfeld. Incorporated by reference to Exhibit 10.8 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.9              Amended Employment Agreement between Cabot L.P. and Andrew D.
                  Ebbott. Incorporated by reference to Exhibit 10.9 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.10             Amended Employment Agreement between Cabot L.P. and Howard B.
                  Hodgson, Jr. Incorporated by reference to Exhibit 10.10 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.11 Amended Employment Agreement between Cabot L.P. and Neil E.Waisnor. Incorporated by reference to Exhibit 10.11 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.12             Amended Employment Agreement between Cabot L.P. and Eugene F.
                  Reilly. Incorporated by reference to Exhibit 10.12 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.13 Revolving Credit Agreement between Cabot L.P. and Morgan Guaranty Trust Company of New York, dated March 27, 1998. Incorporated by reference to Exhibit 10.9 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1997.

10.14 Rights Agreement, dated as of June 11, 1998, as amended, between Cabot Trust and BankBoston, N.A., as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to Series A Junior Participating Preferred Shares) and Exhibit B thereto (Form of Right Certificate). Incorporated by reference to Exhibit 1 to Cabot Trust's Current Report on Form 8-K dated September 10, 1998.

10.15             Cabot Trust 1999 Long-Term Incentive Plan.

23.1              Consent of Arthur Andersen LLP.

27                Financial Data Schedule.

                               REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1999.

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

3.3 Second Amended and Restated Agreement of Limited Partnership Agreement of Cabot L.P., dated February 4, 1998. Incorporated by reference to Exhibit 3.5 to the Form S-11.

4.1 Contribution Agreement relating to the Capitalization of Cabot Trust, dated as of October 10, 1997, among Cabot Trust, Cabot L.P., Cabot Partners and Various Contributors and Title Holding Entities Identified Therein. Incorporated by reference to Exhibit
              4.1 to the Form S-11.

4.2 Form of Indenture by and among Cabot L.P., Cabot Trust and Bank of New York as trustee. Incorporated by reference to Exhibit 4.11 to Cabot Trust's and Cabot L.P.'s Form S-3 Registration Statement (File No. 333-71585).

4.3 Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement of Cabot L.P., as borrower, for the benefit of Teachers Insurance and Annuity Association of America, as lender, used in connection with mortgage loans. Incorporated by reference to Exhibit 4.3 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

4.4 Form of Promissory Note of Cabot L.P., as borrower, in favor of Teachers Insurance and Annuity Association of America, as lender, used in connection with mortgage loans. Incorporated by reference to Exhibit 4.4 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

4.5 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated April 29, 1999.

4.6 Articles Supplementary, 1,300,000 Shares of 8.625% Series B Cumulative Redeemable Preferred Shares, dated April 29, 1999.

4.7 Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated September 3, 1999.

4.8 Articles Supplementary, 2,600,000 Shares of 8.625% Series C Cumulative Redeemable Preferred Shares, dated September 3, 1999.

4.9 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated September 27, 1999.

4.10 Articles Supplementary, 200,000 Shares of 8.375% Series D Cumulative Redeemable Preferred Shares, dated September 27, 1999.

4.11 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated December 9, 1999.

4.12 Articles Supplementary, 200,000 Shares of 8.375% Series E Cumulative Redeemable Preferred Shares, dated December 9, 1999.

4.13 Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated December 22, 1999.

4.14 Articles Supplementary, 1,800,000 Shares of 8.5% Series F Cumulative Redeemable Preferred Shares, dated December 22, 1999.

10.1 Form of Indemnification Agreement between Cabot Trust and the Trustees. Incorporated by reference to Exhibit 10.1 to the Form S-11.

10.2 Form of Indemnification Agreement entered into between Cabot Trust and the officers of Cabot Trust. Incorporated by reference to Cabot Trust's Form S-11 Registration Statement (File No. 333-61543).

10.3 Form of Registration Rights and Lock-Up Agreement, dated as of February 4, 1998, between Cabot Trust, the Contributing Investors and various other persons identified therein (included as Exhibit B to Exhibit 4.1).

10.4 Form of Registration Rights and Lock-Up Agreement, between Cabot Trust and Morgan Stanley Asset Management Inc., on behalf of certain of its institutional investors. Incorporated by reference to Exhibit 10.3 to the Form S-11.

10.5 Cabot Trust Long-Term Incentive Plan (as Amended and Restated Effective as of January 26, 1998).

10.6 Amended Employment Agreement between Cabot L.P. and Ferdinand Colloredo-Mansfeld. Incorporated by reference to Exhibit 10.6 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.7          Amended Employment Agreement between Cabot L.P. and Robert E.
              Patterson. Incorporated by reference to Exhibit 10.7 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.8 Amended Employment Agreement between Cabot L.P. and Franz Colloredo-Mansfeld. Incorporated by reference to Exhibit 10.8 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.9          Amended Employment Agreement between Cabot L.P. and Andrew D.
              Ebbott. Incorporated by reference to Exhibit 10.9 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.10         Amended Employment Agreement between Cabot L.P. and Howard B.
              Hodgson, Jr. Incorporated by reference to Exhibit 10.10 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.11         Amended Employment Agreement between Cabot L.P. and Neil E.
              Waisnor. Incorporated by reference to Exhibit 10.11 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.12         Amended Employment Agreement between Cabot L.P. and Eugene F.
              Reilly. Incorporated by reference to Exhibit 10.12 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.13 Revolving Credit Agreement between Cabot L.P. and Morgan Guaranty Trust Company of New York, dated March 27, 1998. Incorporated by reference to Exhibit 10.9 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1997.

10.14 Rights Agreement, dated as of June 11, 1998, as amended, between Cabot Trust and BankBoston, N.A., as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to Series A Junior Participating Preferred Shares) and Exhibit B thereto (Form of Right Certificate). Incorporated by reference to
              Exhibit 1 to Cabot Trust's Current Report on Form 8-K dated September 10, 1998.

10.15         Cabot Trust 1999 Long-Term Incentive Plan.

23.1          Consent of Arthur Andersen LLP.

27            Financial Data Schedule.

                               REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 1999.