Form 10-Q
period 2000-03-31
CABOT INDUSTRIAL TRUST
filed 2000-05-15
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended: March 31, 2000          Commission File Number: 1-13829
                       --------------                                  -------

                            CABOT INDUSTRIAL TRUST
                            ----------------------
            (Exact name of registrant as specified in its charter)

         Maryland                                      04-3397866
-------------------------------         --------------------------------------
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

                          YES    X        NO  _______
                              --------

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of May 12, 2000, 40,619,420 Common Shares of Beneficial Interest, $.01 par value, of the Registrant were outstanding.

                         PART I. FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 1999 Form 10-K of the registrant ("Cabot Trust"). These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Cabot Trust's management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 2000 through March 31, 2000 are not necessarily indicative of the results that may be expected for the period from January 1, 2000 through December 31, 2000.

                            CABOT INDUSTRIAL TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEET
                  As of March 31, 2000 and December 31, 1999
                       (in thousands, except share data)

                                                                                     March 31, 2000     December 31, 1999
                                                                                     --------------     -----------------
                                                                                       (unaudited)

ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                                    $  1,578,072         $   1,507,834
Less:  Accumulated Depreciation                                                           (50,679)              (42,543)
                                                                                     ------------         -------------
   Net Rental Properties                                                                1,527,393             1,465,291
Properties under Development                                                               67,545                63,938
                                                                                     ------------         -------------
                                                                                     $  1,594,938         $   1,529,229
                                                                                     ------------         -------------

OTHER ASSETS:
Cash and Cash Equivalents                                                            $     12,491         $      22,007
Rents and Other Receivables, net of allowance for uncollectible accounts of
   $705 and $574 at March 31, 2000 and December 31, 1999, respectively                      4,624                 3,828
Deferred Rent Receivable                                                                    7,439                 6,079
Deferred Lease Acquisition Costs, net                                                      27,594                23,913
Deferred Financing Costs, net                                                               3,186                 3,369
Investment in and Advances to Cabot Advisors                                                1,359                 1,105
Other Assets                                                                                6,554                 3,954
                                                                                     ------------         -------------

TOTAL ASSETS                                                                         $  1,658,185         $   1,593,484
                                                                                     ============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                                        $    168,950         $     163,866
Unsecured Debt                                                                            200,000               200,000
Line of Credit Borrowings                                                                 207,000               163,000
Accounts Payable                                                                            2,069                   889
Accrued Real Estate Taxes                                                                  10,486                10,254
Distributions Payable                                                                      16,082                15,437
Tenant Security Deposits and Prepaid Rents                                                  8,794                11,205
Other Liabilities                                                                          23,550                20,117
                                                                                     ------------         -------------
                                                                                     $    636,931         $     584,768
                                                                                     ------------         -------------

MINORITY INTEREST:
Preferred Unitholders                                                                $    204,230         $     189,805
Limited Partner Unitholders                                                                57,038                57,169
                                                                                     ------------         -------------
                                                                                     $    261,268         $     246,974
                                                                                     ------------         -------------

SHAREHOLDERS' EQUITY:
Common Shares, $0.01 par value, 150,000,000 shares authorized,
  40,619,420 shares issued and outstanding at March 31, 2000 and
  December 31, 1999                                                                  $        406         $         406
Paid in Capital                                                                           767,701               767,774
Retained Deficit                                                                           (8,121)               (6,438)
                                                                                     ------------         -------------
TOTAL SHAREHOLDERS' EQUITY                                                           $   759,986          $     761,742
                                                                                     ------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  1,658,185         $   1,593,484
                                                                                     ============         =============

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         For the Three Months ended March 31, 2000 and March 31, 1999
               (unaudited, in thousands, except per share data)


                                                                     Three Months Ended            Three Months Ended
                                                                       March 31, 2000                March 31, 1999
                                                                    --------------------          ---------------------
REVENUES:

Rental Income                                                           $   42,749                     $  29,221
Tenant Reimbursements                                                        7,059                         4,917
                                                                        ----------                     ---------
         Total Revenues                                                 $   49,808                        34,138
                                                                        ----------                     ---------


EXPENSES:
Property Operating                                                      $    4,546                     $   2,680
Property Taxes                                                               5,898                         3,845
Depreciation and Amortization                                                9,823                         6,810
Interest                                                                     9,450                         4,315
General and Administrative                                                   2,481                         2,185
Settlement of Treasury Lock                                                     --                         2,492
                                                                        ----------                     ---------
         Total Expenses                                                 $   32,198                     $  22,327
                                                                        ----------                     ---------

Interest and Other Income                                               $      294                     $     202

Income Before Minority Interest Expense                                 $   17,904                     $  12,013

MINORITY INTEREST EXPENSE:
  Preferred Unitholders                                                     (4,211)                          --
  Limited Partner Unitholders                                                 (956)                       (4,322)
                                                                        ----------                     ---------

Net Income                                                              $   12,737                     $   7,691
                                                                        ==========                     =========

Earnings per Common Share:
  Basic                                                                 $     0.31                     $    0.28
                                                                        ==========                     =========
  Diluted                                                               $     0.31                     $    0.28
                                                                        ==========                     =========

Weighted Average Common Shares:
  Basic                                                                     40,619                        27,873
                                                                        ==========                     =========
  Diluted                                                                   40,619                        27,873
                                                                        ==========                     =========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         For the Three Months ended March 31, 2000 and March 31, 1999
                           (unaudited, in thousands)

                                                                                Three Months Ended            Three Months Ended
                                                                                   March 31, 2000               March 31, 1999
                                                                               --------------------          --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income                                                                       $   12,737                       $    7,691
        Adjustments to reconcile net income to cash provided by operating activities:
             Depreciation and Amortization                                                 9,823                            6,810
             Minority Interest Expense                                                     5,167                            4,322
             Straight Line Rent Adjustment                                                (1,360)                            (643)
             Amortization of Deferred Financing Costs                                        312                              164
             Increase in Rents and Other Receivables                                        (796)                            (123)
             Increase in Accounts Payable                                                  1,169                              739
             Increase in Other Assets                                                     (2,308)                             (74)
             Increase (Decrease) in Accrued Real Estate Taxes                                232                               (9)
             Increase in Other Liabilities                                                 2,272                            1,957
                                                                                      ----------                       ----------

     Cash Provided by Operating Activities                                                27,248                           20,834
                                                                                      ----------                       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                                (72,953)                         (71,324)
     Improvements to Property                                                                 --                             (417)
     Increase in Other Assets                                                             (1,026)                             --
     Advances to Cabot Advisors, net                                                        (194)                            (229)
                                                                                      ----------                       ----------

     Cash Used in Investing Activities                                                   (74,173)                         (71,970)
                                                                                      ----------                       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Secured Debt                                                   --                           87,617
     Line of Credit Advances, net                                                         44,000                           11,000
     Distributions Paid to Minority Interests                                             (5,257)                          (8,093)
     Distributions Paid to Common Shareholders                                           (13,811)                          (6,041)
     Debt Principal Repayments                                                            (1,001)                            (560)
     Net Proceeds from Issuance of Common Shares/Payment of Expenses of
      Issuance                                                                               (78)                            (371)
     Increase in Deferred Financing Costs                                                   (105)                            (159)
     Proceeds from Issuance of Preferred Units, net                                       13,661                              --
                                                                                      ----------                       ----------
     Cash Provided by Financing Activities                                                37,409                           83,393
                                                                                      ----------                       ----------

Net (Decrease) Increase in Cash and Cash Equivalents                                      (9,516)                          32,257
                                                                                      ----------                       ----------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           22,007                            2,301
                                                                                      ----------                       ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $   12,491                       $   34,558
                                                                                      ==========                       ==========

Cash paid for interest and settlement of treasury lock, net of amounts
 capitalized                                                                          $    5,491                       $    5,247
                                                                                      ==========                       ==========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
         For the Three Months ended March 31, 2000 and March 31, 1999
                           (unaudited, in thousands)

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 1999, 21,932 Partnership Units were exchanged for Common Shares.

In conjunction with real estate acquisitions, Cabot Trust assumed $6,085 of indebtedness during the three months ended March 31, 2000 and assumed $14,521 of indebtedness and issued Units valued at $2,743 during the three months ended March 31, 1999 (Note 2).

At March 31, 2000, accrued capital expenditures (including amounts included in accounts payable) totaled $9,736, accrued offering costs totaled $815 and accrued financing costs totaled $24.

At March 31, 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $9,037, accrued offering costs totaled $919, and accrued financing costs totaled $170.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000


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

As of March 31, 2000, Cabot Trust owned 337 industrial properties located in 22 markets throughout the United States and containing approximately 40 million rentable square feet. These properties were approximately 97% leased to 669 tenants at March 31, 2000.

2.   The Formation Transactions, The Offerings and Ownership

The Formation Transactions
On February 4, 1998, under a Contribution Agreement executed by Cabot Trust, Cabot L.P., Cabot Partners and various other contributors, 122 industrial real estate properties, certain real estate advisory contracts and other assets were
(i) contributed to Cabot L.P. in exchange for general partnership units in Cabot L.P. (Units) that may, subject to certain restrictions, be exchanged for Common Shares of Cabot Trust (Common Shares) or (ii) contributed to Cabot Trust in exchange for Common Shares. The properties contributed to Cabot Trust were concurrently contributed by it to Cabot L.P. in exchange for the number of Units in Cabot L.P. equal to the number of Common Shares exchanged for the property.

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the non-voting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot Trust.

During the quarter ended March 31, 1999 Cabot L.P. issued 143,087 Units in conjunction with acquisitions and Cabot Trust issued 21,931,507 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P. For the year ended December 31, 1999, Cabot L.P. issued a total of 177,448 Units in conjunction with acquisitions and Cabot Trust issued a total of 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P.

At March 31, 2000, Cabot Trust owned 93.0% of the common equity of Cabot L.P. The remaining 7.0%, which is owned by investors holding Cabot L.P. Units, is considered Minority Interest. Cabot Trust owned 92.9% of Cabot L.P. at March 31, 1999.

                            CABOT INDUSTRIAL TRUST

                                March 31, 2000

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

Cumulative Redeemable Perpetual Preferred Equity
During 1999 and 2000, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units (the "Preferred Units"):

   Sale Date            Series       Unit price  Liquidation Value  Net Proceeds
------------------  ---------------  ----------  -----------------  ------------
April 29, 1999      8.625% Series B   $  50       $  65,000,000     $ 63,175,000
September 3, 1999   8.625% Series C      25          65,000,000       63,175,000
September 27, 1999  8.375% Series D      50          10,000,000        9,715,000
December 9, 1999    8.375% Series E      50          10,000,000        9,715,000
December 22, 1999   8.500% Series F      25          45,000,000       44,025,000
March 23, 2000      8.875% Series G      25          15,000,000       14,425,000
                                                 --------------     ------------
                                                 $  210,000,000     $204,230,000
                                                 ==============     ============

The Preferred Units, which may be called by Cabot Trust at par on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption provisions and are not convertible into any other securities of Cabot L.P.

Distributions
The following table summarizes distributions declared with respect to the periods indicated:

Common Shares/Units

                                                                                             Distribution
1999:                     Declaration Date           Record Date            Payable Date    Per Share/Unit
----                      ------------------        -------------           ------------    --------------
  First Quarter         March 10, 1999            April 9, 1999            April 30, 1999       $ 0.340
  Second Quarter        June 9, 1999              July 9, 1999             July 29, 1999        $ 0.340
  Third Quarter         September 15, 1999        October 8, 1999          October 27, 1999     $ 0.340
  Fourth Quarter        December 8, 1999          December 31, 1999        January 19, 2000     $ 0.340

2000:
----

  First Quarter         March 8, 2000             April 10, 2000           April 28, 2000       $ 0.355
  Second Quarter        May 10, 2000              July 10, 2000            July 28, 2000        $ 0.355

                            CABOT INDUSTRIAL TRUST

                                March 31, 2000

Cumulative Redeemable Perpetual Preferred Equity

                                                                                                   Distribution
1999:                    Declaration Date              Record Date           Payable Date            Per Unit
-----                    ----------------              -----------           ------------            --------
   First Quarter


     8.625% Series B          --                           --                    --                     --
     8.625% Series C          --                           --                    --                     --
     8.375% Series D          --                           --                    --                     --
     8.375% Series E          --                           --                    --                     --
     8.500% Series F          --                           --                    --                     --
     8.875% Series G          --                           --                    --                     --

   Second Quarter

     8.625% Series B     June 9, 1999                  June 17, 1999         June 30, 1999            $0.7547
     8.625% Series C          --                           --                    --                     --
     8.375% Series D          --                           --                    --                     --
     8.375% Series E          --                           --                    --                     --
     8.500% Series F          --                           --                    --                     --
     8.875% Series G          --                           --                    --                     --

   Third Quarter

     8.625% Series B     September 15, 1999            September 17, 1999    September 30, 1999       $1.0781
     8.625% Series C     September 15, 1999            November 17, 1999     December 1, 1999         $0.5331
     8.375% Series D          --                           --                    --                     --
     8.375% Series E          --                           --                    --                     --
     8.500% Series F          --                           --                    --                     --
     8.875% Series G          --                           --                    --                     --

   Fourth Quarter
     8.625% Series B     December 8, 1999              December 17, 1999     December 31, 1999        $1.0781
     8.625% Series C     December 8, 1999              February 17, 2000     March 1, 2000            $0.5391
     8.375% Series D     December 8, 1999              December 17, 1999     December 27, 1999        $1.0469
     8.375% Series E     December 8, 1999              December 17, 1999     December 31, 1999        $0.2675
     8.500% Series F     December 8, 1999              March 17, 2000        March 27, 2000           $0.0236
     8.875% Series G          --                           --                    --                     --


2000:
----

   First Quarter

     8.625% Series B     March 8, 2000                 March 30, 2000        March 31, 2000           $1.0781
     8.625% Series C     March 8, 2000                 May 17, 2000          June 1, 2000             $0.5391
     8.375% Series D     March 8, 2000                 March 17, 2000        March 27, 2000           $1.0469
     8.375% Series E     March 8, 2000                 March 17, 2000        March 31, 2000           $1.0469
     8.500% Series F     March 8, 2000                 March 17, 2000        March 27, 2000           $0.5313
     8.875% Series G          --                           --                    --                     --

                            CABOT INDUSTRIAL TRUST

                                March 31, 2000

Cumulative Redeemable Perpetual Preferred Equity (continued)

                                                                                                  Distribution
2000:                         Declaration Date        Record Date           Payable Date            Per Unit
----                          ----------------        ------------          ------------            --------
   Second Quarter
    8.625% Series B         May 10, 2000           June 29, 2000          June 30, 1999             $1.0781
    8.625% Series C         May 10, 2000           August 21, 2000        September 1, 2000         $0.5391
    8.375% Series D         May 10, 2000           June 19, 2000          June 26, 2000             $1.0469
    8.375% Series E         May 10, 2000           June 19, 2000          June 30, 2000             $1.0469
    8.500% Series F         May 10, 2000           June 19, 2000          June 26, 2000             $0.5313
    8.875% Series G         May 10, 2000           June 19, 2000          June 26, 2000             $0.5670

3. Property Acquisitions

During the period from January 1, 2000 through March 31, 2000, Cabot Trust acquired the following industrial properties:

                                                                                                 Acquisition
            Property Location                       Property Type            Square Feet            Cost
-----------------------------------------    --------------------------    --------------     ----------------
                                                                                                    (000's)
East University Drive, Phoenix, AZ           Workspace                             33,841         $    9,009
East University Drive, Phoenix, AZ           Workspace                             25,321
East University Drive, Phoenix, AZ           Workspace                             23,362
East University Drive, Phoenix, AZ           Workspace                             15,633
East University Drive, Phoenix, AZ           Workspace                             11,441

Fulling Mill Road, Harrisburg, PA            Bulk Distribution                    186,000        $     7,302

Evergreen Boulevard, Duluth, GA              Bulk Distribution                    180,000        $    20,935
Northmont Parkway, Duluth, GA                Multitenant Distribution             123,537
Northmont Parkway, Duluth, GA                Multitenant Distribution              90,000
Northmont Parkway, Duluth, GA                Workspace                             40,000

Buford Highway, Duluth, GA                   Multitenant Distribution             210,000        $    20,229
Summit Ridge Parkway, Duluth, GA             Multitenant Distribution             173,360
Summit Ridge Parkway, Duluth, GA             Multitenant Distribution             152,282
Summit Ridge Parkway, Duluth, GA             Multitenant Distribution             100,800

East Collins Boulevard, Richardson, TX       Workspace                             56,460        $     3,146

Aldergrove Avenue, Escondito, CA             Workspace                             42,333        $     2,847
                                                                           --------------        -----------

TOTALS                                                                          1,464,370        $    63,468
                                                                           ==============        ===========

                            CABOT INDUSTRIAL TRUST

                                March 31, 2000

4.   Debt Activity

On May 4, 1999, Cabot L.P. issued $200 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate and were priced at 99.724%, resulting in a discount of $552,000.

Cabot Trust assumed certain loans in connection with the Formation Transactions, entered into loan agreements during 1999, and assumed certain loans in conjunction with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). In conjunction with acquisitions made during the three months ended March 31, 2000, Cabot Trust assumed debt of $6.1 million, bearing a coupon interest rate of 8.38%, secured by properties with a net book value of approximately $8.6 million. At March 31, 2000, the Mortgage Loans totaling $169.0 million bear coupon rates ranging from 7.25% - 9.67% and are secured by properties with a net book value of $277.8 million. Certain of the debt assumed in conjunction with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense recorded in the accompanying consolidated statements of operations was adjusted based on the fair market interest rate at the date of acquisition.

Cabot Trust has entered into an interest rate cap arrangement relating to its $325.0 million Acquisition Facility for a notional amount of $100.0 million for the period from April 11, 2000 through October 11, 2000. This arrangement is intended to result in limiting the variable nature of the LIBOR component of Cabot Trust's interest rate on an equivalent amount of borrowings to 7.0% per annum. Under the agreement, Cabot Trust's counter party is required to pay an amount equal to interest on that notional principal amount of borrowings to the extent that the relevant LIBOR exceeds 7.0%.

As of March 31, 2000, Cabot Trust was a party to an interest rate cap agreement that was intended to limit its exposure to changes in LIBOR through April 1, 2000 on $100.0 million of borrowings on its Acquisition Facility.

Interest expense related to these interest rate cap and similar agreements was approximately $38,000 for the quarter ended March 31, 1999. No additional interest expense was incurred related to interest rate cap and similar agreements during the quarter ended March 31, 2000.

As of December 31, 1998 Cabot Trust also had entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot Trust paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot Trust recorded a loss of $2.5 million in the quarter ended March 31, 1999.

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

                            CABOT INDUSTRIAL TRUST

                                March 31, 2000

                                                           Three Months Ended        Three Months Ended
                                                              March 31, 2000            March 31, 1999
                                                           -------------------       ------------------
Basic:
Net Income                                                    $  12,737,000                   $   7,691,000
                                                           ----------------                ----------------
Weighted Average Common Shares                                   40,619,000                      27,873,000
                                                           ----------------                ----------------
Basic Earnings per Common Share                               $        0.31                   $        0.28
                                                           ================                ================

Diluted:
Net Income                                                    $  12,737,000                   $   7,691,000
Effect of Unit Options                                               (9,000)                             --
                                                           ---------------                 ----------------
Income available to Common Shareholders, as adjusted          $  12,728,000                   $   7,691,000
                                                           ----------------                ----------------
Weighted Average Common Shares                                   40,619,000                      27,873,000
                                                           ----------------                ----------------
Diluted Earnings per Common Share                             $        0.31                   $        0.28
                                                           ================                ================

Approximately 4 million and 3 million options granted are excluded from the above calculations for 2000 and 1999, respectively, since the impact of consideration of these options at March 31, 2000 and March 31, 1999 was anti-dilutive.

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

Introduction

Cabot Trust is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot Trust owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At March 31, 2000, Cabot Trust owned 337 industrial properties, 16 of which properties were acquired during the period from January 1, 2000 through March 31, 2000.

Results of Operations

Quarter Ended March 31, 2000 compared with Quarter Ended March 31, 1999
Net income allocable to common shareholders for the quarter ended March 31, 2000 totaled $12.8 million or $0.31 per share, compared with $7.7 million or $.28 per share for the quarter ended March 31, 1999. The increase in net income allocable to common shareholders is primarily due to Cabot Trust recording a loss related to the settlement of the treasury lock of approximately $2.5 million during the quarter ended March 31, 1999 and due to the conversion of Units to Common Shares discussed in Note 2 to the financial statements, which resulted in a decrease in the allocation of income to minority interest, but has no effect on net income per share.

Rental revenues were $49.8 million, including tenant reimbursements of $7.1 million, for the quarter ended March 31, 2000, compared with $34.1 million, including tenant reimbursements of $4.9 million, for the quarter ended March 31, 1999. Total rental revenue of $34.0 million and $33.0 million was generated in 2000 and 1999, respectively, by the properties owned as of December 31, 1998, and still owned at March 31, 2000, (the Baseline Properties) and total rental revenue of $15.8 million and

$691,000 in 2000 and 1999, respectively, was generated by the properties acquired or developed subsequent to December 31, 1998. The growth in rental revenue for Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 79% for the quarter ended March 31, 2000 compared with 81% for the quarter ended March 31, 1999. The decrease is primarily due to a change in the composition of leases, primarily as a result of acquisitions of multitenant and workspace properties, to more leases where Cabot Trust pays property and operating expenses and is reimbursed by tenants compared to where the tenant pays these expenses directly.

Depreciation and amortization related to real estate assets totaled $9.8 million and $6.8 million for the quarters ended March 31, 2000 and 1999, respectively. The increase reflects the acquisition of approximately $448.3 million of real estate assets in 1999 and $63.5 million for the three months ended March 31, 2000 and additional deferred lease acquisition costs for Baseline Properties.

General and administrative expense increased by $296,000, to $2.5 million for the quarter ended March 31, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management, and financing activity from the increase in the number of Cabot Trust's properties from 242 to 337 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 5.0% at March 31, 2000 from 6.4% at March 31, 1999.

Interest expense of $9.5 million for the quarter ended March 31, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot Trust's Acquisition Facility, and an additional $19.2 million of secured debt incurred, net of $942,000 of interest capitalized to development projects. Interest expense of $4.3 million for the quarter ended March 31, 1999 net of interest capitalized to development projects was incurred on average indebtedness of $204.5 for the quarter ended March 31, 1999.

During 1998 Cabot Trust entered into an interest rate hedge transaction (referred to as the "Treasury Lock") involving the future sale of $100.0 million of Treasury securities based on an interest rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot Trust paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot Trust recorded a loss related to the settlement of the treasury lock of approximately $2.5 million during the quarter ended March 31, 1999.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and earnings of Cabot Advisors, increased to $294,000 from $202,000 for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. The increase is primarily due to an increase in Cabot Trust's share of earnings of Cabot Advisors for the quarter ended March 31, 2000 compared to 1999.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and its Cumulative Redeemable Perpetual Preferred Units. At March 31, 2000, Cabot Trust owned 93.0% of Cabot L.P. and the minority common equity ownership interest was 7.0%. At March 31, 1999, the minority common equity ownership interest was 92.9%. As discussed in Note 2 to the financial statements, during the quarter ended March 31, 1999 a significant number of Units were converted to Common Shares, resulting in a decrease in minority interest expense related to Limited Partner Unitholders. During the quarter ended March 31, 2000, the average minority common equity ownership interest was 7.0%, whereas during the quarter ended March 31, 1999 it was 36.5%. Dividends accruable to Preferred Unitholders, which totaled $4.2 million for the three months ended March 31, 2000 are also considered minority interest expense.

Capital Resources and Liquidity
Cabot Trust intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot Trust may also consider equity financing when such financing is available on attractive terms.

As discussed in Note 2 to the financial statements, as of March 31, 2000 Cabot L.P. issued an aggregate of $210.0 million of Cumulative Redeemable Perpetual Preferred Units in six separate transactions in 1999 and 2000. The net proceeds from these transactions were $204.2 million which was used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of issuance.

In March 1998 Cabot Trust established a $325.0 million unsecured revolving line of credit facility (the Acquisition Facility) with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain limits and requirements for debt to asset ratios, debt service coverage minimums, and other limitations. Cabot Trust believes cash flow from operations not distributed to Shareholders and Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

As of March 31, 2000, Cabot Trust had $169.0 million of fixed rate debt secured by properties, $207.0 million of unsecured borrowings under its Acquisition Facility, $200.0 million of unsecured debt, and a 36% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot Trust's total consolidated debt as a percentage of the market value of its outstanding Common Shares and Units (excluding those held by Cabot Trust) and the liquidation value of Perpetual Preferred Units plus total debt.

On April 18, 2000, Cabot Trust entered into a joint venture agreement with Chase Capital Partners. The Joint Venture is targeted towards investment in industrial workspace properties. The investors have committed approximately $44 million in equity to the venture of which 20% will be funded by Cabot Trust. As of April 30, 2000, the venture has purchased one property for approximately $12.5 million.

In the normal course of operations, as of April 30, 2000 Cabot Trust has also purchased approximately $15 million of real estate assets subsequent to March 31, 2000, and has commitments to purchase approximately $49 million of additional real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether all these assets will actually be purchased.

Cabot Trust has entered into an interest rate cap arrangement relating to its $325.0 million Acquisition Facility for a notional amount of $100.0 million for the period from April 11, 2000 through October 11, 2000. This arrangement is intended to result in limiting the variable nature of the LIBOR component of Cabot Trust's interest rate on an equivalent amount of borrowings to 7.0% per annum. Under the agreement, Cabot Trust's counter party is required to pay an amount equal to interest on that notional principal amount of borrowings to the extent that the relevant LIBOR exceeds 7.0%.

As of March 31, 2000, Cabot Trust was a party to an interest rate cap agreement that was intended to limit its exposure to changes in LIBOR through April 1, 2000 on $100.0 million of borrowings on its Acquisition Facility.

As of December 31, 1998, Cabot Trust also had a Treasury Lock agreement in place for the purpose of setting the Treasury securities component of the interest rate on an intended future issuance of fixed rate debt. This agreement provided for the sale of $100.0 million of 10-year Treasury securities at a yield of 5.54% on March 31, 1999. Cabot Trust paid its counter party $2.5 million upon the maturity of this agreement, reflecting the decrease in Treasury yields and consequent increase in cost of the notional amount of Treasury securities to be sold since the July 1998 commencement date of the transaction.

Cash and cash equivalents totaled $12.5 million at March 31, 2000. Cash provided by operating activities for the three months ended March 31, 2000, was $27.2 million.

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

ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Cabot Trust's exposure to market risk has not changed materially from its exposure at December 31, 1999.

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

Item 3.   Defaults Upon Senior Securities
               Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.
               Not Applicable

Item 5.   Other Information
               Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27 Financial Data Schedule

          (b)  Reports on Form 8-K.
               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of May 2000.


                                  CABOT INDUSTRIAL TRUST
                             --------------------------------
                                       Registrant


     5/15/00                          /s/ Neil E. Waisnor
----------------------------------    -------------------
     Date                                 Neil E. Waisnor
                                          Senior Vice President-Finance,
                                          Treasurer, Secretary

     5/15/00                          /s/ Robert E. Patterson
---------------------------------     -----------------------
     Date                                 Robert E. Patterson
                                          President