Form 10-Q
period 2000-06-30
CABOT INDUSTRIAL TRUST
filed 2000-08-14
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended: June 30, 2000      Commission File Number: 1-13829
                       -------------                              -------

                             CABOT INDUSTRIAL TRUST
                             ----------------------
             (Exact name of registrant as specified in its charter)

               Maryland                            04-3397866
               --------                            ----------
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

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of August 11, 2000, 40,624,833 Common Shares of Beneficial Interest, $.01 par value, of the Registrant were outstanding.

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

In the opinion of Cabot Trust's management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 2000 through June 30, 2000 are not necessarily indicative of the results that may be expected for the period from January 1, 2000 through December 31, 2000.

                            CABOT INDUSTRIAL TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEET
                   As of June 30, 2000 and December 31, 1999
                       (in thousands, except share data)

                                                               June 30, 2000      December 31, 1999
                                                             -----------------    -----------------
                                                                 (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                  $ 1,661,447          $ 1,507,834
Less:  Accumulated Depreciation                                        (59,305)             (42,543)
                                                             -----------------     ----------------
     Net Rental Properties                                           1,602,142            1,465,291
Properties under Development                                            62,174               63,938
                                                             -----------------     ----------------
                                                                   $ 1,664,316          $ 1,529,229
                                                             -----------------     ----------------

OTHER ASSETS:
Cash and Cash Equivalents                                          $     3,018          $    22,007
Rents and Other Receivables, net of allowance for
  uncollectible accounts of $763 and $574 at June 30, 2000
  and December 31, 1999, respectively                                    3,398                3,828
Deferred Rent Receivable                                                 8,717                6,079
Deferred Lease Acquisition Costs, net                                   30,019               23,913
Deferred Financing Costs, net                                            3,460                3,369
Investment in and Advances to Cabot Advisors                               308                1,105
Investment In and Notes Receivable from Joint Venture                    7,541                   --
Other Assets                                                             7,149                3,954
                                                             -----------------     ----------------

TOTAL ASSETS                                                       $ 1,727,926          $ 1,593,484
                                                             =================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                      $   234,878          $   163,866
Unsecured Debt                                                         200,000              200,000
Line of Credit Borrowings                                              183,000              163,000
Accounts Payable                                                           978                  889
Accrued Real Estate Taxes                                               11,483               10,254
Distributions Payable                                                   16,155               15,437
Tenant Security Deposits and Prepaid Rents                               8,739               11,205
Other Liabilities                                                       19,002               20,117
                                                             -----------------     ----------------
                                                                   $   674,235          $   584,768
                                                             -----------------     ----------------

MINORITY INTEREST:
Preferred Unitholders                                              $   238,205          $   189,805
Limited Partner Unitholders                                             56,931               57,169
                                                             -----------------     ----------------
                                                                   $   295,136          $   246,974
                                                             -----------------     ----------------

SHAREHOLDERS' EQUITY:
Common Shares, $0.01 par value, 150,000,000 shares authorized,
     40,619,833 and 40,619,420 shares issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively             $       406          $       406
Paid in Capital                                                        767,694              767,774
Retained Deficit                                                        (9,545)              (6,438)
                                                             -----------------     ----------------

TOTAL SHAREHOLDERS' EQUITY                                         $   758,555          $   761,742
                                                             -----------------     ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 1,727,926          $ 1,593,484
                                                             =================     ================

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
          For the Three Months ended June 30, 2000 and June 30, 1999
               (unaudited, in thousands, except per share data)

                                                   Three Months Ended                   Three Months Ended
                                                     June 30, 2000                        June 30, 1999
                                                -------------------------------     ------------------------
REVENUES:
Rental Income                                                $   44,994                           $   32,004
Tenant Reimbursements                                             7,184                                5,178
                                                  ---------------------                        -------------
                Total Revenues                               $   52,178                           $   37,182
                                                  ---------------------                        -------------

EXPENSES:
Property Operating                                           $    4,705                           $    2,749
Property Taxes                                                    6,022                                4,125
Depreciation and Amortization                                    10,468                                7,353
Interest                                                         10,560                                5,822
General and Administrative                                        2,216                                2,136
                                                  ---------------------                        -------------

                Total Expenses                               $   33,971                           $   22,185
                                                  ---------------------                        -------------

Interest and Other Income                                    $      471                           $      304
Earnings and Fees from Joint Venture                                198                                    -
Gain on Sale of Real Estate                                           -                                3,404
                                                  ---------------------                        -------------
                                                             $      669                           $    3,708
                                                  ---------------------                        -------------

Income Before Minority Interest Expense                      $   18,876                           $   18,705

MINORITY INTEREST EXPENSE:
     Preferred Unitholders                                       (4,905)                                (981)
     Limited Partner Unitholders                                   (975)                              (2,563)
                                                  ---------------------                        -------------

Net Income                                                   $   12,996                           $   15,161
                                                  =====================                        =============

Earnings per Common Share:
    Basic                                                    $     0.32                           $     0.41
                                                  =====================                        =============
    Diluted                                                  $     0.32                           $     0.41
                                                  =====================                        =============

Weighted Average Common Shares:
    Basic                                                        40,619                               37,324
                                                  =====================                        =============
    Diluted                                                      40,619                               37,324
                                                  =====================                        =============

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           For the Six Months ended June 30, 2000 and June 30, 1999
               (unaudited, in thousands, except per share data)


                                                                        Six Months Ended             Six Months Ended
                                                                         June 30, 2000                June 30, 1999
                                                                 ----------------------------     -------------------

REVENUES:
Rental Income                                                              $   87,743                      $   61,225
Tenant Reimbursements                                                          14,243                          10,095
                                                                        -------------                    ------------
                Total Revenues                                             $  101,986                      $   71,320
                                                                        -------------                    ------------

EXPENSES:
Property Operating                                                         $    9,251                      $    5,429
Property Taxes                                                                 11,920                           7,970
Depreciation and Amortization                                                  20,291                          14,163
Interest                                                                       20,010                          10,137
General and Administrative                                                      4,697                           4,321
Settlement of Treasury Lock                                                         -                           2,492
                                                                        -------------                    ------------

                Total Expenses                                             $   66,169                      $   44,512
                                                                        -------------                    ------------

Interest and Other Income                                                  $      765                      $      506
Earnings and Fees from Joint Venture                                              198                               -
Gain on Sale of Real Estate                                                         -                           3,404
                                                                        -------------                    ------------
                                                                           $      963                      $    3,910
                                                                        -------------                    ------------

Income Before Minority Interest Expense                                    $   36,780                      $   30,718

MINORITY INTEREST EXPENSE:
     Preferred Unitholders                                                     (9,116)                           (981)
     Limited Partner Unitholders                                               (1,931)                         (6,885)
                                                                        -------------                    ------------

Net Income                                                                 $   25,733                      $   22,852
                                                                        =============                    ============
Earnings per Common Share:
    Basic                                                                  $     0.63                      $     0.68
                                                                        =============                    ============
    Diluted                                                                $     0.63                      $     0.68
                                                                        =============                    ============
Weighted Average Common Shares:
    Basic                                                                      40,619                          33,489
                                                                        =============                    ============
    Diluted                                                                    40,619                          33,489
                                                                        =============                    ============

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
           For the Six Months ended June 30, 2000 and June 30, 1999
                           (unaudited, in thousands)

                                                                                 Six Months Ended              Six Months Ended
                                                                                  June 30, 2000                 June 30, 1999
                                                                          ----------------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                    $     25,733                     $     22,852
        Adjustments to reconcile net income to cash provided by operating activities:
             Depreciation and Amortization                                               20,291                           14,163
             Minority Interest Expense                                                   11,047                            7,866
             Gain on Sale of Real Estate                                                      -                           (3,404)
             Straight Line Rent Adjustment                                               (2,638)                          (1,376)
             Amortization of Deferred Financing Costs                                       614                              408
             Decrease/(Increase) in Rents and Other Receivables                             430                             (972)
             Increase in Accounts Payable                                                   145                              475
             Increase in Other Assets                                                    (3,534)                            (268)
             Increase in Accrued Real Estate Taxes                                        1,229                              846
             Increase/(Decrease) in Other Liabilities                                      (868)                           4,175
                                                                                 --------------                   --------------

     Cash Provided by Operating Activities                                               52,449                           44,765
                                                                                 --------------                   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                              (150,958)                        (179,214)
     Improvements to Property                                                                 -                             (842)
     Increase in Other Assets                                                            (1,299)                            (946)
     Investment in Joint Venture                                                           (946)                               -
     Notes Receivable from Joint Venture                                                 (6,016)                               -
     Repayments/(Advances to) from Cabot Advisors, net                                      326                             (330)
     Net Proceeds from Sale of Real Estate                                                    -                           10,377
                                                                                 --------------                   --------------

     Cash Used in Investing Activities                                                 (158,893)                        (170,955)
                                                                                 --------------                   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Unsecured Debt                                                 -                          199,448
     Proceeds from Issuance of Secured Debt                                              61,900                           93,215
     Line of Credit Advances/(Repayments), net                                           20,000                         (196,000)
     Distributions Paid to Minority Interests                                           (11,171)                         (10,134)
     Distributions Paid to Common Shareholders                                          (28,231)                         (19,816)
     Debt Principal Repayments                                                           (2,044)                          (1,453)
     Net Proceeds from Issuance of Common Shares/Payment of Expenses of Issuance            (85)                               -
     Increase in Deferred Financing Costs                                                  (681)                          (2,375)
     Proceeds from Issuance of Common Shares, net                                             -                           (1,138)
     Proceeds from Issuance of Preferred Units, net                                      47,767                           63,309
     Increase in Other Assets                                                                 -                             (340)
                                                                                 --------------                   --------------
     Cash Provided by Financing Activities                                               87,455                          124,716
                                                                                 --------------                   --------------

Net Decrease in Cash and Cash Equivalents                                               (18,989)                          (1,474)
                                                                                 --------------                   --------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          22,007                            2,301
                                                                                 --------------                   --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $      3,018                     $        827
                                                                                 ==============                   ==============

Cash paid for interest and settlement of treasury lock,
     net of amounts capitalized                                                    $     20,290                     $     10,483
                                                                                 ==============                   ==============

                            CABOT INDUSTRIAL TRUST

           For the Six Months ended June 30, 2000 and June 30, 1999
                           (unaudited, in thousands)

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 1999, 22,033 Partnership Units were exchanged for Common Shares.

In conjunction with real estate acquisitions, Cabot Trust assumed $11,156 of indebtedness during the six months ended June 30, 2000 and assumed $19,135 of indebtedness and issued Units valued at $2,743 during the six months ended June 30, 1999 (Note 2).

At June 30, 2000, accrued capital expenditures (including amounts included in accounts payable) totaled $8,304, accrued offering costs totaled $945 and accrued financing costs totaled $24.

At June 30, 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $10,949, accrued offering costs totaled $415 and accrued financing costs totaled $269.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

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

As of June 30, 2000, Cabot Trust owned 350 industrial properties located in 22 markets throughout the United States, containing approximately 42 million rentable square feet. These properties were approximately 97.1% leased to 708 tenants at June 30, 2000. Cabot Trust also owns a 20% equity interest in and provides acquisition, asset and property management services to a joint venture (the Joint Venture), which invests in industrial properties.

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

During the six months ended June 30, 1999, Cabot L.P. issued 143,087 Units in conjunction with acquisitions and Cabot Trust issued 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P. For the year ended December 31, 1999, Cabot L.P. issued a total of 177,448 Units in conjunction with acquisitions and Cabot Trust issued a total of 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P.

                            CABOT INDUSTRIAL TRUST

                                 June 30, 2000

At June 30, 2000, Cabot Trust owned 93.0% of the common equity of Cabot L.P.
The remaining 7.0%, which is owned by investors holding Cabot L.P. Units, is considered Minority Interest. Cabot Trust owned 93.1% of Cabot L.P. at June 30, 1999.

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

Cumulative Redeemable Perpetual Preferred Equity
During 1999 and 2000, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units (the "Preferred Units"):

       Sale Date                     Series                Unit price              Liquidation Value             Net Proceeds
-----------------------      ---------------------     -----------------     ---------------------------    --------------------
April 29, 1999                 8.625% Series B              $    50                 $     65,000,000            $     63,175,000
September 3, 1999              8.625% Series C                   25                       65,000,000                  63,175,000
September 27, 1999             8.375% Series D                   50                       10,000,000                   9,715,000
December 9, 1999               8.375% Series E                   50                       10,000,000                   9,715,000
December 22, 1999              8.500% Series F                   25                       45,000,000                  44,025,000
March 23, 2000                 8.875% Series G                   25                       15,000,000                  14,425,000
May 25, 2000                   8.950% Series H                   25                       35,000,000                  33,975,000
                                                                                 -------------------        --------------------
                                                                                    $    245,000,000            $    238,205,000
                                                                                 ===================        ====================

The Preferred Units, which may be called by Cabot L.P. at par on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption provisions and are not convertible into any other securities of Cabot L.P.

                            CABOT INDUSTRIAL TRUST

                                 June 30, 2000


3. Property Acquisitions

During the period from April 1, 2000 through June 30, 2000, Cabot Trust acquired the following industrial properties:

                                                                                                 Acquisition
            Property Location                       Property Type            Square Feet             Cost
-----------------------------------------    --------------------------    --------------     ----------------
                                                                                                     (000'S)
Northmont Parkway, Duluth, GA                  Multitenant Distribution           145,940          $    12,391
Evergreen Boulevard, Duluth, GA                Multitenant Distribution           140,250

Brookford Street, Charlotte, NC                Multitenant Distribution           122,000          $     3,336

Capitol Avenue, Plano, TX                      Workspace                           50,270          $     4,993
Capitol Avenue, Plano, TX                      Workspace                           50,270

Cherry Street, Newark, CA                      Multitenant Distribution           226,322          $    28,649
Cherry Street, Newark, CA                      Multitenant Distribution           274,349
Cherry Street, Newark, CA                      Multitenant Distribution           108,170

Nations Ford Road, Charlotte, NC               Bulk Distribution                  259,200          $     9,022

Northmont Parkway, Duluth, GA                  Multitenant Distribution           132,912          $     7,124
                                                                           --------------        -------------
TOTALS                                                                          1,509,683          $    65,515
                                                                           ==============        =============

4.    Debt Activity

On May 4, 1999, Cabot L.P. issued $200.0 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate and were priced at 99.724%, resulting in a discount of $552,000.

Cabot Trust assumed certain loans in connection with the Formation Transactions, entered into loan agreements during 1999 and 2000, and assumed certain loans in conjunction with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). At June 30, 2000, the Mortgage Loans totaling $234.9 million, bear coupon rates ranging from 7.25% - 9.67% and are secured by properties with a net book value of $378.7 million. Certain of the debt assumed in conjunction with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense recorded in the accompanying consolidated statements of operations was adjusted based on the fair market interest rate at the date of acquisition.

In conjunction with acquisitions made during the six months ended June 30, 2000, Cabot Trust assumed debt of $11.2 million, with coupon interest rates ranging from 7.85% to 8.38%, secured by properties with a net book value of
approximately $16.4 million.   In addition, Cabot L.P. borrowed $61.9 million on
June 30, 2000, which is secured by specific properties. At quarter end, these properties had a net book value of approximately $91.5 million. This borrowing has a fixed interest rate of 8.4% per annum and a 10-year term with monthly installment payments beginning August 1, 2000. Under this agreement, the first 24 installment payments will be interest only payments with no principal reduction. Beginning August 1, 2002, the monthly installments will consist of both principal reduction and interest payments.

                            CABOT INDUSTRIAL TRUST

                                 June 30, 2000


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

Interest expense of $16,000 was incurred related to interest rate cap and similar agreements during the six months ended June 30, 2000, and approximately $38,000 was incurred for the six months ended June 30, 1999.

During 1998, Cabot Trust also had entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot Trust paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot Trust recorded a loss of $2.5 million in the quarter ended March 31, 1999.

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

                                                             Six Months Ended             Six Months Ended
                                                              June 30, 2000                June 30, 1999
                                                      ----------------------------    ---------------------
Basic:
Net Income                                                    $  25,733,000                   $  22,852,000
                                                           ----------------                ----------------
Weighted Average Common Shares                                   40,619,000                      33,489,000
                                                           ----------------                ----------------
Basic Earnings per Common Share                               $        0.63                   $        0.68
                                                           ================                ================

Diluted:
Net Income                                                    $  25,733,000                   $  22,852,000
Effect of Unit Options                                              (26,000)                         (8,000)
                                                           ----------------                ----------------
Income available to Common Shareholders, as adjusted          $  25,707,000                   $  22,844,000
                                                           ----------------                ----------------
Weighted Average Common Shares                                   40,619,000                      33,489,000
                                                           ----------------                ----------------
Diluted Earnings per Common Share                             $        0.63                   $        0.68
                                                           ================                ================

                            CABOT INDUSTRIAL TRUST

                                 June 30, 2000

Approximately 4 million and 3 million options granted are excluded from the above calculations for 2000 and 1999, respectively, since the impact of consideration of these options at June 30, 2000 and June 30, 1999 was anti-dilutive.


6. Investments in Joint Ventures

During the six months ended June 30, 2000, Cabot Trust earned, in the aggregate, approximately $178,000 in net acquisition and asset management fees from the Joint Venture. In addition, Cabot Trust earned income of approximately $20,000 from the Joint Venture, which is accounted for under the equity method of accounting. These amounts are included as components of Earnings and Fees from Joint Venture in the accompanying Consolidated Condensed Statement of Operations. As of June 30, 2000, the Joint Venture owned three industrial properties comprising approximately 290,000 square feet. Cabot Trust provided bridge financing in the form of a note receivable to the Joint Venture in the amount of $6,016,300. This note bears interest at 9.61% per annum and is expected to be repaid by year end from the proceeds of the Joint Venture's permanent financing.

In the normal course of operations, as of August 11, 2000, the Joint Venture has also purchased approximately $9.6 million of real estate assets containing approximately 136,000 square feet subsequent to June 30, 2000.

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

Introduction

Cabot Trust is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot Trust owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At June 30, 2000, Cabot Trust owned 350 industrial properties, 10 of which properties were acquired during the period from April 1, 2000 through June 30, 2000. Cabot Trust also owns a 20% equity interest in and provides acquisition, asset and property management services to a joint venture (the Joint Venture) which invests in industrial properties.

Results of Operations

Quarter Ended June 30, 2000 compared with Quarter Ended June 30, 1999

Net income allocable to common shareholders for the quarter ended June 30, 2000 totaled $13.0 million or $.32 per share, compared with $15.2 million or $.41 per share for the quarter ended June 30, 1999. The 1999 results include a gain on sale of $3.4 million, but there were no gains or losses recognized on sales in 2000. After consideration of the 1999 sale, the increase in net income is due in part to the conversion of units to common shares discussed in Note 2 to the financial statements, which resulted in a decrease in the allocation of income to minority interest, but has no impact on net income per share. The decrease in net income per share in 2000, after consideration of the 1999 sale, is primarily attributable to the increase in depreciation and amortization offset by the increased income related to acquisitions and additional income generated by the company's properties.

Rental revenues were $52.2 million, including tenant reimbursements of $7.2 million, for the quarter ended June 30, 2000, compared with $37.2 million, including tenant reimbursements of $5.2 million, for the quarter ended June 30, 1999. Total rental revenue of $36.5 million and $35.2 million was generated in 2000 and 1999, respectively, by the properties owned as of March 31, 1999, and still owned at June 30, 2000, (the Quarterly Baseline Properties) and total rental revenue of $15.7 million and $1.6 in 2000 and 1999, respectively, was generated by the properties acquired or developed subsequent to March 31, 1999. The growth in rental revenue for Quarterly Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 79% for the quarter ended June 30, 2000 compared with 82% for the quarter ended June 30, 1999. The decrease is primarily due to a change in the composition of leases, primarily as a result of acquisitions of multitenant and workspace properties, to more leases where Cabot Trust pays property and operating expenses and is reimbursed by tenants compared to where the tenant pays these expenses directly.

Depreciation and amortization related to real estate assets totaled $10.4 million and $7.3 million for the quarters ended June 30, 2000 and 1999, respectively. The increase reflects the acquisition of approximately $448.3 million of real estate assets in 1999 and $129.1 million for the six months ended June 30, 2000 and additional deferred lease acquisition costs for Quarterly Baseline Properties.

Interest expense of $10.6 million for the quarter ended June 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot Trust's Acquisition Facility and an average of $172.2 million of secured debt, net of $900,000 of interest capitalized to development projects. Interest expense of $5.8 million for the quarter ended June 30, 1999 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $153.7 million of secured debt, net of $746,000 of interest capitalized to development projects.


General and administrative expense increased by $80,000, to $2.2 million for the quarter ended June 30, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management and financing activity from the increase in the number of Cabot Trust's properties from 267 to 350 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 4.2% at June 30, 2000 from 5.7% at June 30, 1999.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and advances to the Joint Venture, as well as earnings of Cabot Advisors, increased to $471,000 from $304,000 for the quarter ended June 30, 2000, compared to the quarter ended June 30, 1999. The increase is primarily due to interest income from advances to the Joint Venture in 2000.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and Cumulative Redeemable Perpetual Preferred Units. At June 30, 2000, Cabot Trust owned 93.0% of Cabot L.P. and the minority common equity ownership interest was 7.0%. During the quarter ended June 30, 2000, the average minority common equity ownership interest was 7.0%, whereas during the quarter ended June 30, 1999, it was 7.1%. Dividends accruable to Preferred Unitholders, which totaled $4.9 million for the three months ended June 30, 2000, are also considered minority interest expense.

The increase in Preferred Unitholders' Distributions is due to the increase in Cumulative Redeemable Perpetual Preferred Equity as discussed within Note 2 to the financial statements.

Six Months Ended June 30, 2000 compared with Six Months Ended June 30, 1999

Net income allocable to common shareholders for the six months ended June 30, 2000 totaled $25.7 million or $.63 per share, compared with $22.9 million or $.68 per share for the six months ended June 30, 1999. The increase in net income allocable to common shareholders is due in part to the conversion of Units to Common Shares discussed in Note 2 to the financial statements, which resulted in a decrease in the allocation of income to minority interest, but has no effect on net income per share.

The decrease in net income per share is primarily due to the inclusion in the 1999 results of a gain on sale of $3.4 million offset by a loss related to the settlement of treasury lock of approximately $2.5 million during the quarter ended March 31, 1999. There were no gains or losses recognized on sales in 2000 nor expenses related to settlement of treasury lock. After consideration of the 1999 sale and settlement of treasury lock, the decrease in net income per share in 2000 is primarily attributable to increased depreciation and amortization, offset by increased income related to acquisitions and additional income generated by the company's properties.

Rental revenues were $102.0 million, including tenant reimbursements of $14.2 million, for the six months ended June 30, 2000, compared with $71.3 million, including tenant reimbursements of $10.1 million, for the six months ended June 30, 1999. Total rental revenue of $68.2 million and $65.8 million was generated in 2000 and 1999, respectively, by the properties owned as of January 1, 1999, and still owned at June 30, 2000, (the Baseline Properties) and total rental revenue of $33.8 million and $4.7 in 2000 and 1999, respectively, was generated by the properties acquired or developed subsequent to December 31, 1998. The growth in rental revenue for Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 79% for the six months ended June 30, 2000 compared with 81% for the six months ended June 30, 1999. The decrease is primarily due to a change in the composition of leases, primarily as a result of acquisitions of multitenant and workspace properties, to more leases where Cabot Trust pays property and operating expenses and is reimbursed by tenants compared to where the tenant pays these expenses directly.

Depreciation and amortization related to real estate assets totaled $20.2 million and $14.1 million for the six months ended June 30, 2000 and 1999, respectively. The increase reflects the acquisition of approximately $448.3 million of real estate assets in 1999 and $129.1 million for the six months ended June 30, 2000 and additional deferred lease acquisition costs for Baseline Properties.

Interest expense of $20.0 million for the six months ended June 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot Trust's Acquisition Facility and an average of $169.9 million of secured debt, net of $1.8 million of interest capitalized to development projects. Interest expense of $10.1 million for the six months ended June 30, 1999 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $125.1 million of secured debt, net of $1.3 million of interest capitalized to development projects.

General and administrative expense increased by $376,000, to $4.7 million for the six months ended June 30, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management, and financing activity from the increase in the number of Cabot Trust's properties from 267 to 350 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 4.6% at June 30, 2000 from 6.1% at June 30, 1999.

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

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and advances to the Joint Venture, as well as earnings of Cabot Advisors, increased to $765,000 from $506,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase is primarily due to interest income from advances to the Joint Venture in 2000.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and Cumulative Redeemable Perpetual Preferred Units. At June 30, 2000, Cabot Trust owned 93.0% of Cabot L.P. and the minority common equity ownership interest was 7.0%. As discussed in Note 2 to the financial statements, during the six months ended June 30, 1999 a significant number of Units were converted to Common Shares, resulting in a decrease in minority interest expense related to Limited Partner Unitholders. During the six months ended June 30, 2000, the average minority common equity ownership interest was 7.0%, whereas during the six months ended June 30, 1999, it was 21.4%.
Dividends accruable to Preferred Unitholders, which totaled $9.1 million for the six months ended June 30, 2000, are also considered minority interest expense.

The increase in Preferred Unitholders' Distributions is due to the increase in Cumulative Redeemable Perpetual Preferred Equity as discussed within Note 2 to the Financial Statements.

Capital Resources and Liquidity

Cabot Trust intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot Trust may also consider equity financing when such financing is available on attractive terms.

Cabot L.P. borrowed $61.9 million on June 30, 2000, which is secured by specific properties. At quarter end, these properties had a net book value of approximately $91.5 million. This borrowing has a fixed interest rate of 8.4% per annum and a 10-year term with monthly installment payments beginning August 1, 2000. Under this agreement, the first 24 installment payments will be interest only payments with no principal reduction. Beginning August 1, 2002, the monthly installments will consist of both principal reduction and interest payments.

As discussed in Note 2 to the financial statements, as of June 30, 2000 Cabot L.P. issued an aggregate of $245.0 million of Cumulative Redeemable Perpetual Preferred Units in seven separate transactions in 1999 and 2000. The net proceeds from these transactions were $238.2 million which was used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of issuance.

In March 1998 Cabot Trust established a $325.0 million unsecured revolving line of credit facility (the Acquisition Facility) with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain limits and requirements for debt to asset ratios, debt service coverage minimums and other limitations. Cabot Trust believes cash flow from operations not distributed to Shareholders and Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

As of June 30, 2000, Cabot Trust had $234.9 million of fixed rate debt secured by properties, $183.0 million of unsecured borrowings under its Acquisition Facility, $200.0 million of unsecured debt and a 35.9% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot Trust's total consolidated debt as a percentage of the market value of its outstanding Common Shares and Units (excluding those held by Cabot Trust) and the liquidation value of Perpetual Preferred Units plus total debt.

On April 12, 2000, Cabot Trust entered into a joint venture agreement with Chase Capital Partners. The Joint Venture is targeted towards investment in industrial workspace properties. The investors have committed approximately $44 million in equity to the venture of which 20% will be funded by Cabot Trust. As of June 30, 2000, the venture has purchased three properties for approximately $21.8 million, containing approximately 290,000 square feet. In the normal course of operations, the Joint Venture has purchased approximately $9.6 million of real estate assets containing approximately 136,000 square feet, subsequent to quarter end through August 11, 2000.

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

Cash and cash equivalents totaled $3.0 million at June 30, 2000. Cash provided by operating activities for the six months ended June 30, 2000, was $52.4 million.

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


Item 1.    Legal Proceedings
               Not Applicable

Item 2.    Changes in Securities and Use of Proceeds
               Not Applicable

Item 3.    Defaults Upon Senior Securities
               Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

               On May 10, 2000, at the Annual Meeting of Shareholders, the shareholders reelected three incumbent Trustees to three-year terms expiring in 2003. The Incumbent Trustees reelected at the meeting were Mr. Ferdinand Colloredo-Mansfeld, Mr. Robert E. Patterson and Mr. Christopher C. Milliken. Mr. Colloredo-Mansfeld received 37,890,517 shares voted in favor of election with 10,157 shares withheld; Mr. Patterson received 37,890,517 shares voted in favor of election with 10,157 withheld; and Mr. Milliken received 37,887,297 shares voted in favor of election with 13,377 shares withheld. No abstentions or broker non-votes were recorded on the election of Trustees.

Item 5.   Other Information
               Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
               27 Financial Data Schedule

           (b) Reports on Form 8-K.
               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 2000.


                                        CABOT INDUSTRIAL TRUST
                                        ----------------------
                                              Registrant


       8/14/00            /s/ Neil E. Waisnor
----------------------    -------------------
        Date              Neil E. Waisnor
                          Senior Vice President-Finance, Treasurer, Secretary


       8/14/00            /s/ Robert E. Patterson
----------------------   ------------------------
        Date             Robert E. Patterson
                         President