Form 10-Q
period 2000-09-30
CABOT INDUSTRIAL TRUST
filed 2000-11-14
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended:  September 30, 2000       Commission File Number: 1-13829
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

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of November 10, 2000, 40,624,833 Common Shares of Beneficial Interest, $.01 par value, of the Registrant were outstanding.

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

In the opinion of Cabot Trust's management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 2000 through September 30, 2000 are not necessarily indicative of the results that may be expected for the period from January 1, 2000 through December 31, 2000.

                            CABOT INDUSTRIAL TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEET
                As of September 30, 2000 and December 31, 1999
                       (in thousands, except share data)


                                                                 September 30, 2000                             December 31, 1999
                                                                    -----------                                     -----------
                                                                    (unaudited)

ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                       $ 1,682,559                             $ 1,507,834
Less:  Accumulated Depreciation                                             (68,059)                                (42,543)
                                                                        -----------                             -----------
     Net Rental Properties                                                1,614,500                               1,465,291
Properties under Development                                                 64,585                                  63,938
                                                                        -----------                             -----------
                                                                        $ 1,679,085                             $ 1,529,229
                                                                        -----------                             -----------

OTHER ASSETS:
Cash and Cash Equivalents                                               $       255                             $    22,007
Rents and Other Receivables, net of allowance for
     uncollectible accounts of $1,143 and $574 at
     September 30, 2000 and December 31, 1999, respectively                   3,095                                   3,828
Deferred Rent Receivable                                                     10,460                                   6,079
Deferred Lease Acquisition Costs, net                                        33,884                                  23,913
Deferred Financing Costs, net                                                 3,565                                   3,369
Investment in and Advances to Cabot Advisors                                    852                                   1,105
Investment in and Notes Receivable from Joint Ventures                       13,048                                      --
Other Assets                                                                  7,565                                   3,954
                                                                        -----------                             -----------

TOTAL ASSETS                                                            $ 1,751,809                             $ 1,593,484
                                                                        ===========                             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                           $   234,354                             $   163,866
Unsecured Debt                                                              255,000                                 200,000
Line of Credit Borrowings                                                   140,000                                 163,000
Accounts Payable                                                                868                                     889
Accrued Real Estate Taxes                                                    13,041                                  10,254
Distributions Payable                                                        18,549                                  15,437
Tenant Security Deposits and Prepaid Rents                                    9,036                                  11,205
Other Liabilities                                                            27,960                                  20,117
                                                                        -----------                             -----------
                                                                        $   698,808                             $   584,768
                                                                        -----------                             -----------

MINORITY INTEREST:
Preferred Unitholders                                                   $   238,205                             $   189,805
Limited Partner Unitholders                                                  56,788                                  57,169
                                                                        -----------                             -----------
                                                                        $   294,993                             $   246,974
                                                                        -----------                             -----------

SHAREHOLDERS' EQUITY:
Common Shares, $0.01 par value, 150,000,000
     shares authorized, 40,624,833 and 40,619,420
     shares issued and outstanding at
     September 30, 2000 and
     December 31, 1999, respectively                                    $       406                             $       406
Paid in Capital                                                             768,303                                 767,774
Retained Deficit                                                            (10,701)                                 (6,438)
                                                                        -----------                             -----------

TOTAL SHAREHOLDERS' EQUITY                                              $   758,008                             $   761,742
                                                                        -----------                             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 1,751,809                             $ 1,593,484
                                                                        ===========                             ===========


                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
     For the Three Months ended September 30, 2000 and September 30, 1999
               (unaudited, in thousands, except per share data)

                                                          Three Months Ended                   Three Months Ended
                                                          September 30, 2000                   September 30, 1999
                                                       --------------------------            ------------------------
REVENUES:
Rental Income                                                $   46,530                           $   35,388
Tenant Reimbursements                                             7,947                                5,452
                                                             ----------                           ----------
                Total Revenues                               $   54,477                           $   40,840
                                                             ----------                           ----------


EXPENSES:
Property Operating                                           $    4,892                           $    3,090
Property Taxes                                                    6,165                                4,564
Depreciation and Amortization                                    10,734                                8,041
Interest                                                         11,373                                7,090
General and Administrative                                        2,448                                2,254
                Total Expenses                               $   35,612                           $   25,039
                                                             ----------                           ----------


Interest and Other Income                                    $      502                           $      274
Earnings and Fees from Joint Ventures                               189                                   --
Loss on Sale of Real Estate                                          --                                 (653)
                                                             ----------                           ----------
                                                             $      691                           $     (379)
                                                             ----------                           ----------


Income Before Minority Interest Expense                      $   19,556                           $   15,422

MINORITY INTEREST EXPENSE:
     Preferred Unitholders                                       (5,294)                              (1,834)
     Limited Partner Unitholders                                   (996)                                (772)
                                                             ----------                           ----------


Net Income                                                   $   13,266                           $   12,816
                                                             ==========                           ==========

Earnings per Common Share:
    Basic                                                    $     0.33                           $     0.31
                                                             ==========                           ==========
    Diluted                                                  $     0.33                           $     0.31
                                                             ==========                           ==========

Weighted Average Common Shares:
    Basic                                                        40,624                               41,155
                                                             ==========                           ==========
    Diluted                                                      40,624                               41,155
                                                             ==========                           ==========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      For the Nine Months ended September 30, 2000 and September 30, 1999
               (unaudited, in thousands, except per share data)



                                                                       Nine Months Ended             Nine Months Ended
                                                                       September 30, 2000           September 30, 1999
                                                                 ----------------------------     --------------------

REVENUES:
Rental Income                                                              $  134,273                      $    96,613
Tenant Reimbursements                                                          22,190                           15,547
                                                                           ----------                      -----------
                Total Revenues                                             $  156,463                      $   112,160
                                                                           ----------                      -----------


EXPENSES:
Property Operating                                                         $   14,143                      $     8,519
Property Taxes                                                                 18,085                           12,534
Depreciation and Amortization                                                  31,025                           22,204
Interest                                                                       31,383                           17,227
General and Administrative                                                      7,145                            6,575
Settlement of Treasury Lock                                                         -                            2,492
                Total Expenses                                             $  101,781                      $    69,551
                                                                           ----------                      -----------


Interest and Other Income                                                  $    1,267                      $       780
Earnings and Fees from Joint Ventures                                             387                               --
Net Gain on Sales of Real Estate                                                   --                            2,751
                                                                           ----------                      -----------
                                                                           $    1,654                      $     3,531
                                                                           ----------                      -----------


Income Before Minority Interest Expense                                    $   56,336                      $    46,140

MINORITY INTEREST EXPENSE:
     Preferred Unitholders                                                    (14,410)                          (2,815)
     Limited Partner Unitholders                                               (2,927)                          (7,657)
                                                                           ----------                      -----------


Net Income                                                                 $   38,999                      $    35,668
                                                                           ==========                      ===========

Earnings per Common Share:
    Basic                                                                  $     0.96                      $      0.99
                                                                           ==========                      ===========
    Diluted                                                                $     0.96                      $      0.99
                                                                           ==========                      ===========

Weighted Average Common Shares:
    Basic                                                                      40,621                           35,892
                                                                           ==========                      ===========
    Diluted                                                                    40,621                           35,892
                                                                           ==========                      ===========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
      For the Nine Months ended September 30, 2000 and September 30, 1999
                           (unaudited, in thousands)


                                                                            Nine Months Ended             Nine Months Ended
                                                                            September 30, 2000            September 30, 1999
                                                                       ----------------------------     ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $     38,999                     $     35,668
        Adjustments to reconcile net income to cash provided by operating activities:
             Depreciation and Amortization                                       31,025                           22,204
             Minority Interest Expense                                           17,337                           10,472
             Net Gain on Sales of Real Estate                                        --                           (2,751)
             Straight Line Rent                                                  (4,381)                          (2,365)
             Amortization of Deferred Financing Costs                               926                              725
             Decrease/(Increase) in Rents and Other Receivables                     733                           (1,434)
             Increase in Accounts Payable                                            24                              209
             Increase in Other Assets                                            (3,388)                            (110)
             Increase in Accrued Real Estate Taxes                                2,787                            4,585
             Increase in Other Liabilities                                        3,896                            8,684
                                                                           ------------                     ------------

     Cash Provided by Operating Activities                                       88,008                           75,887
                                                                           ------------                     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                      (175,658)                        (346,721)
     Increase in Other Assets                                                    (1,636)                            (496)
     Investment in Joint Venture                                                 (2,081)                              --
     Notes Receivable from Joint Ventures                                        (9,600)                              --
     Advances to Cabot Advisors, net                                               (905)                            (689)
     Net Proceeds from Sales of Real Estate                                          --                           16,079
     Other                                                                           --                                8
                                                                           ------------                     ------------


     Cash Used in Investing Activities                                         (189,880)                        (331,819)
                                                                           ------------                     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Unsecured Debt                                    55,000                          199,448
     Proceeds from Issuance of Secured Debt                                      61,900                           93,215
     Net Proceeds from Refinancing of Secured Debt                                  527                               --
     Line of Credit Repayments, net                                             (23,000)                        (109,000)
     Distributions Paid to Minority Interests                                   (15,154)                         (12,550)
     Distributions Paid to Common Shareholders                                  (42,651)                         (33,628)
     Debt Principal Repayments                                                   (3,095)                          (2,331)
     Net Expenses of Common Share Issuance                                          (85)                          (1,257)
     Increase in Deferred Financing Costs                                          (974)                          (2,561)
     Proceeds from Issuances of Preferred Units, net                             47,654                          136,484
     Increase in Other Assets                                                        --                             (519)
                                                                           ------------                     ------------


     Cash Provided by Financing Activities                                       80,120                          267,301
                                                                           ------------                     ------------

Net Decrease in Cash and Cash Equivalents                                       (21,752)                          11,369
                                                                           ------------                     ------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  22,007                            2,301
                                                                           ------------                     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $        255                     $     13,670
                                                                           ============                     ============

Cash paid for interest and settlement of treasury lock, net
     of amounts capitalized                                                $     26,901                     $     13,647
                                                                           ============                     ============

                            CABOT INDUSTRIAL TRUST

      For the Nine Months ended September 30, 2000 and September 30, 1999
                           (unaudited, in thousands)



DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 1999, 22,033 Partnership Units were exchanged for Common Shares.

In conjunction with real estate acquisitions, Cabot Trust assumed $11,156 of indebtedness during the nine months ended September 30, 2000 and assumed $21,351 of indebtedness and issued Units valued at $2,743 during the nine months ended September 30, 1999 (Note 2).

In conjunction with a sale of real estate during the nine months ended September 30, 1999, Cabot Trust received a promissory note in the amount of $627 as a component of total consideration due from the seller. This note was repaid in full during 1999.

At September 30, 2000, accrued capital expenditures (including amounts included in accounts payable) totaled $12,954, accrued offering costs totaled $832 and accrued financing costs totaled $123. At September 30, 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $8,455, accrued offering costs totaled $579 and accrued financing costs totaled $182.

In connection with the formation of a Joint Venture, Cabot Trust issued stock warrants with an estimated value of approximately $550.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000


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

As of September 30, 2000, Cabot Trust owned 353 industrial properties located in 22 markets throughout the United States, containing approximately 42 million rentable square feet. These properties were approximately 97.8% leased to 721 tenants at September 30, 2000. Cabot Trust also owns 20% interests in and provides acquisition, asset, and property management services to two joint ventures (the Joint Ventures), both of which invest in industrial properties. Cabot Trust's investment in the Joint Ventures is included in Investment in and Notes Receivable from Joint Ventures on the accompanying Consolidated Condensed Balance Sheet. Income earned from the Joint Ventures is accounted for under the equity method of accounting and is included in Earnings and Fees from Joint Ventures in the accompanying Consolidated Condensed Statement of Operations.

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

During the nine months ended September 30, 1999, Cabot L.P. issued 143,087 Units in conjunction with acquisitions and Cabot Trust issued 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P. For the year ended December 31, 1999, Cabot L.P. issued a total of 177,448 Units in conjunction with acquisitions and Cabot Trust issued a total of 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P. During the nine

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000


months ended September 30, 2000, Cabot Trust issued 5,000 Common Shares to a limited partner of Cabot L.P. in exchange for Units of Cabot L.P.

At September 30, 2000, Cabot Trust owned 93.0% of the common equity of Cabot L.P. The remaining 7.0%, which is owned by investors holding Cabot L.P. Units, is considered Minority Interest. Cabot Trust owned 93.1% of Cabot L.P. at September 30, 1999.

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


3.    Debt Activity

On September 7, 2000, Cabot L.P. established a Medium Term Note program eligible to issue up to $200.0 million of notes payable. On September 12, 2000, Cabot L.P. issued $40.0 million notes payable, with a coupon interest rate of 8.5%, due September 15, 2010. On September 18, 2000, Cabot L.P. issued an additional $15.0 million of notes payable with an 8.2% coupon interest rate, due September 15, 2005.

On May 4, 1999, Cabot L.P. issued $200.0 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate and were priced at 99.724%, resulting in a discount of $552,000.

                            CABOT INDUSTRIAL TRUST

                              September 30, 2000

Cabot Trust assumed certain loans in connection with the Formation Transactions, entered into loan agreements during 1999 and 2000, and assumed certain loans in conjunction with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). At September 30, 2000, the Mortgage Loans totaled $234.4 million, have coupon interest rates ranging from 7.25% - 9.67% and are secured by properties with a net book value of $377.9 million. Certain of the debt assumed in conjunction with the acquisition of properties has a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense was recorded in the accompanying Consolidated Condensed Statements of Operations based on the fair market interest rate at the date of acquisition.

Cabot Trust refinanced one mortgage on July 21, 2000. The outstanding balance of approximately $2.3 million was repaid with the proceeds received from the refinancing. The new mortgage borrowing of approximately $2.9 million, secured by property with a net book value of approximately $3.7 million, bears a coupon interest rate of 8.08% and becomes due August 1, 2005. The refinanced mortgage loan is included within the balance of the Mortgage Loans, discussed above.

In conjunction with acquisitions made during the nine months ended September 30, 2000, Cabot Trust assumed debt of $11.2 million, with coupon interest rates ranging from 7.85% to 8.38%, secured by properties with a net book value of approximately $16.5 million. In addition, Cabot L.P. borrowed $61.9 million on June 30, 2000, which is secured by specific properties with a net book value of approximately $91.9 million as of September 30, 2000. This borrowing has a fixed interest rate of 8.4% per annum and a 10-year term. Under this agreement, the first 24 monthly payments will be for interest only. Beginning August 1, 2002, the monthly payments will consist of both principal and interest using a twenty-four year amortization period.

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

Interest expense of $16,000 was incurred related to interest rate cap and similar agreements during the nine months ended September 30, 2000, and approximately $53,000 was incurred for the nine months ended September 30, 1999.

During 1998, Cabot Trust had entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot Trust paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not

                            CABOT INDUSTRIAL TRUST

                              September 30, 2000


completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot Trust recorded a loss of $2.5 million in the quarter ended March 31, 1999.



4. Earnings per Share

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

                                                            Three Months Ended           Three Months Ended
                                                            September 30, 2000           September 30, 1999
                                                      ----------------------------    ---------------------
Basic:
Net Income                                                    $  13,266,000                   $  12,816,000
                                                                                              -------------

Weighted Average Common Shares                                   40,624,000                      41,155,000
                                                                                              -------------
Basic Earnings per Common Share                               $        0.33                   $        0.31
                                                              =============                   =============

Diluted:
Net Income                                                    $  13,266,000                   $  12,816,000
Effect of Unit Options                                              (27,000)                       (187,000)
                                                                                              -------------

Income available to Common Shareholders, as adjusted          $  13,239,000                   $  12,629,000
                                                                                              -------------
Weighted Average Common Shares                                   40,624,000                      41,155,000
                                                              -------------                   -------------
Diluted Earnings per Common Share                             $        0.33                   $        0.31
                                                              =============                   =============


                                                            Nine Months Ended            Nine Months Ended
                                                            September 30, 2000           September 30, 1999
                                                           --------------------         --------------------
Basic:
Net Income                                                    $  38,999,000                   $  35,668,000
                                                              -------------                   -------------

Weighted Average Common Shares                                   40,621,000                      35,892,000
                                                              -------------                   -------------
Basic Earnings per Common Share                               $        0.96                   $        0.99
                                                              =============                   =============

Diluted:
Net Income                                                    $  38,999,000                   $  35,668,000
Effect of Unit Options                                              (58,000)                        (15,000)
                                                              -------------                   -------------

Income available to Common Shareholders, as adjusted          $  38,941,000                   $  35,653,000
                                                              -------------                   -------------
Weighted Average Common Shares                                   40,621,000                      35,892,000
                                                              -------------                   -------------
Diluted Earnings per Common Share                             $        0.96                   $        0.99
                                                              =============                   =============

Approximately 4 million and 3 million options granted are excluded from the above calculations for both the three and nine months ended September 30, 2000 and 1999, respectively, since the impact of consideration of these options at September 30, 2000 and September 30, 1999 was anti-dilutive.

                            CABOT INDUSTRIAL TRUST

                              September 30, 2000


5. Investments in Joint Ventures

During the nine months ended September 30, 2000, Cabot Trust entered into two joint venture agreements (collectively, the Joint Ventures) targeted towards investment in industrial workspace properties. Cabot Trust's first joint venture agreement was entered into with Chase Capital Partners on April 12, 2000. Cabot Trust subsequently entered into a second joint venture agreement with GE Capital Real Estate on September 5, 2000. Stock warrants with an estimated value of approximately $550,000 were issued to GE Capital Real Estate in connection with the formation of the Joint Ventures. As of September 30, 2000, the investors have committed approximately $169 million in equity to the ventures of which 20% will be funded by Cabot Trust. As of September 30, 2000, the Joint Ventures owned twelve industrial properties comprising approximately 760,000 square feet.

Cabot Trust earned, in the aggregate, approximately $349,000 in acquisition and asset management fees from the Joint Ventures during the nine months ended September 30, 2000. In addition, Cabot Trust earned income of approximately $38,000 from the Joint Ventures, which is accounted for under the equity method of accounting. These amounts are included in Earnings and Fees from Joint Ventures in the accompanying Consolidated Condensed Statement of Operations.

As of September 30, 2000, Cabot Trust provided bridge financing in the form of notes receivable to the Joint Ventures totaling $9,495,000. These notes bear interest at rates ranging from 9.63% to 9.76% per annum and are expected to be repaid by year end from the proceeds of the Joint Ventures' permanent financing. Through November 10, 2000, the Joint Ventures obtained permanent financing totaling $15.5 million for three of the twelve properties acquired by the Joint Ventures. The permanent financings have monthly payments due through maturity, variable interest rates and two-year terms, each of which may be extended for an additional three years. The monthly payments are for interest only at interest rates ranging from 8.81% - 8.93% as of September 30, 2000.


6.  Subsequent Events

On October 24, 2000, Cabot L.P. obtained a new $325.0 million unsecured line of credit facility replacing its previous $325.0 million credit facility that was to mature in March 2001. The new credit facility matures in October 2003 and has a one-year extension option and a $50.0 million expansion option. The new credit facility also has certain financial and non-financial covenants. Cabot
Trust is a guarantor of the facility.   The rate on the borrowings at Cabot
Trust's current credit rating is LIBOR plus 100 basis points.

On November 1, 2000, Cabot Trust sold a property located in California containing approximately 235,000 square feet for an aggregate sales price of $14.4 million. This sale is expected to result in a net gain of approximately $1.5 million. Proceeds from the sale of this property are anticipated to be used to acquire additional real estate assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Cabot Trust operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Therefore, actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements. Cabot Trust undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Cabot Trust's operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions, which affect Cabot Trust's cost of capital, also influence operating results.

Introduction

Cabot Trust is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot Trust owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At September 30, 2000, Cabot Trust owned 353 industrial properties. Cabot Trust also owns 20% equity interests in and provides acquisition, asset and property management services to two joint ventures (the Joint Ventures), which invest in industrial properties.

Results of Operations

Quarter Ended September 30, 2000 compared with Quarter Ended September 30, 1999

Net income allocable to common shareholders for the quarter ended September 30, 2000 totaled $13.3 million or $.33 per share, compared with $12.8 million or $.31 per share for the quarter ended September 30, 1999. The 1999 results include a loss on sale of $653,000, but there were no gains or losses recognized on sales in 2000. After consideration of the impact of the loss on sale of property in 1999, net income in 2000, was approximately the same as 1999 because of the increased income, after interest expense, related to acquisitions, additional income generated by the company's properties and fees from and income generated by the Joint Ventures offset by the increase in depreciation and amortization and increased Minority Interest Expense related to the Preferred Unitholders' distributions.

Rental revenues were $54.5 million, including tenant reimbursements of $7.9 million, for the quarter ended September 30, 2000, compared with $40.8 million, including tenant reimbursements of $5.5 million, for the quarter ended September 30, 1999. Total rental revenue of $40.0 million and $39.1 million was generated in 2000 and 1999, respectively, by the properties owned as of June 30, 1999, and still owned at September 30, 2000, (the Quarterly Baseline Properties) and total rental revenue of $14.5 million and $1.6 million in 2000 and 1999, respectively, was generated by the properties acquired or developed subsequent to September 30, 1999. The growth in rental revenue for Quarterly Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased slightly to approximately 80% for the quarter ended September 30, 2000 compared with 81% for the quarter ended September 30, 1999. The decrease is primarily due to a change in the composition of leases, primarily as a result of acquisitions of multitenant and workspace properties, to more leases where Cabot Trust pays property and operating expenses and is reimbursed by tenants compared to leases where the tenants pay these expenses directly.

Depreciation and amortization related to real estate assets totaled $10.7 million and $8.0 million for the quarters ended September 30, 2000 and 1999, respectively. The increase reflects the acquisition of approximately $448.3 million of real estate assets in 1999 and $129.1 million for the nine months ended September 30, 2000 and additional deferred lease acquisition costs for Quarterly Baseline Properties.

Interest expense of $11.4 million for the quarter ended September 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot Trust's Acquisition Facility and an average of $234.5 million of secured debt, net of $800,000 of interest capitalized to development projects. Interest expense of $7.1 million for the quarter ended September 30, 1999 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $159.7 million of secured debt, net of $761,000 of interest capitalized to development projects.

General and administrative expense increased by $194,000, to $2.4 million for the quarter ended September 30, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management and financing activity from the increase in the number of Cabot Trust's properties from 291 to 353 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 4.5% at September 30, 2000 from 5.5% at September 30, 1999.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and advances to the Joint Ventures, as well as earnings of Cabot Advisors, increased to $502,000 from $274,000 for the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999. The increase is primarily due to interest income from financing provided by Cabot L.P. to the Joint Ventures in 2000 and increased earnings from Cabot Advisors.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and Cumulative Redeemable Perpetual Preferred Units. At September 30, 2000, Cabot Trust owned 93.0% of Cabot L.P. and the minority common equity ownership interest was 7.0%. During the quarter ended September 30, 2000, the average minority common equity ownership interest was 7.0%, whereas during the quarter ended September 30, 1999, it was 6.9%. Dividends accruable to Preferred Unitholders, totaled $5.3 million for the three months ended September 30, 2000.

The increase in Preferred Unitholders' Distributions is due to the increase in Cumulative Redeemable Perpetual Preferred Equity as discussed within Note 2 to the financial statements.

Nine Months Ended September 30, 2000 compared with Nine Months Ended September 30, 1999

Net income allocable to common shareholders for the nine months ended September 30, 2000 totaled $39.0 million or $.96 per share, compared with $35.7 million or $.99 per share for the nine months ended September 30, 1999. The increase in net income allocable to common shareholders is due in part to the conversion of Units to Common Shares discussed in Note 2 to the financial statements, which resulted in a decrease in the allocation of income to minority interest, but has no effect on net income per share. The decrease in net income per share in 2000, is primarily attributable to increased interest expense, increased distributions to Preferred Unitholders included within Minority Interest Expense and the increase in depreciation and amortization, offset by income related to acquisitions, additional income generated by the company's properties and fees from and income generated by the Joint Ventures.

Rental revenues were $156.5 million, including tenant reimbursements of $22.2 million, for the nine months ended September 30, 2000, compared with $112.2 million, including tenant reimbursements of $15.5 million, for the nine months ended September 30, 1999. Total rental revenue of $102.2 million and $99.4 million was generated in 2000 and 1999, respectively, by the properties owned as of January 1, 1999, and still owned at September 30, 2000, (the Baseline Properties) and total rental revenue of $54.3 million and $11.9 million in 2000 and 1999, respectively, was generated by the properties acquired or developed subsequent to December 31, 1998. The growth in rental revenue for Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 79% for the nine months ended September 30, 2000 compared with 81% for the nine months ended September 30, 1999. The decrease is primarily due to a change in the composition of leases, primarily as a result of acquisitions of multitenant and workspace properties, to more leases where Cabot Trust pays property and operating expenses and is reimbursed by tenants compared to leases where the tenants pay these expenses directly.

Depreciation and amortization related to real estate assets totaled $31.0 million and $22.2 million for the nine months ended September 30, 2000 and 1999, respectively. The increase reflects the acquisition of approximately $448.3 million of real estate assets in 1999 and $129.1 million for the nine months ended September 30, 2000 and additional deferred lease acquisition costs for Baseline Properties.

Interest expense of $31.4 million for the nine months ended September 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot Trust's Acquisition Facility and an average of $191.4 million of secured debt, net of $2.6 million of interest capitalized to development projects. Interest expense of $17.2 million for the nine months ended September 30, 1999 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $136.8 million of secured debt, net of $2.1 million of interest capitalized to development projects.

General and administrative expense increased by $570,000, to $7.1 million for the nine months ended September 30, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management, and financing activity from the increase in the number of Cabot Trust's properties from 291 to 353 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 4.6% at September 30, 2000 from 5.9% at September 30, 1999.

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

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and advances to the Joint Ventures, as well as earnings of Cabot Advisors, increased to $1.3 million from $780,000 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase is primarily due to interest income from advances to the Joint Ventures in 2000 and increased earnings from Cabot Advisors.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and Cumulative Redeemable Perpetual Preferred Units. At September 30, 2000, Cabot Trust owned 93.0% of Cabot L.P. and the minority common equity ownership interest was 7.0%. As discussed in Note 2 to the financial statements, during the nine months ended September 30, 1999 a significant number of Units were converted to Common Shares, resulting in a decrease in minority interest expense related to Limited Partner Unitholders. During the nine months ended September 30, 2000, the average minority common equity ownership interest was 7.0%, whereas during the nine months ended September 30, 1999, it was 17.7%. Dividends accruable to Preferred Unitholders, totaled $14.4 million for the nine months ended September 30, 2000.

The increase in Preferred Unitholders' Distributions is due to the increase in Cumulative Redeemable Perpetual Preferred Equity as discussed in Note 2 to the financial statements.

Capital Resources and Liquidity

Cabot Trust intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot Trust may also consider equity financing when such financing is available on attractive terms.

On September 7, 2000, Cabot L.P. established a Medium Term Note program eligible to issue up to $200.0 million of notes payable. On September 12, 2000, Cabot L.P. issued $40.0 million notes payable with a coupon interest rate of 8.5% due September 15, 2010. On September 18, 2000, Cabot L.P. issued an additional $15.0 million of notes payable with an 8.2% coupon interest rate, due September 15, 2005.

Cabot L.P. borrowed $61.9 million on June 30, 2000, which is secured by specific properties. As of September 30, 2000, these properties had a net book value of approximately $91.9 million. The borrowing has a fixed interest rate of 8.4% per annum and a 10-year term. Under this agreement, the first 24 monthly payments will be payments for interest only. Beginning August 1, 2002, the monthly payments will consist of both principal and interest using a 24-year amortization period.

As discussed in Note 2 to the financial statements, as of September 30, 2000 Cabot L.P. issued an aggregate of $245.0 million of Cumulative Redeemable Perpetual Preferred Units in seven separate transactions in 1999 and 2000. The net proceeds from these transactions were $238.2 million, which were used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of issuance.

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

On October 24, 2000, Cabot L.P. obtained a new $325.0 million unsecured line of credit facility replacing its previous $325.0 million credit facility that was to mature in March 2001. The new credit facility matures in October 2003 and has a one-year extension option and a $50.0 million expansion option. The new credit facility also has certain financial and non-financial covenants. Cabot
Trust is a guarantor of the facility.   The rate on the borrowings at Cabot
Trust's current credit rating is LIBOR plus 100 basis points.

As of September 30, 2000, Cabot Trust had $234.4 million of fixed rate debt secured by properties, $140.0 million of unsecured borrowings under its Acquisition Facility, $255.0 million of unsecured debt and a 36.2% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot Trust's total consolidated debt as a percentage of the market value of its outstanding Common Shares and Units (excluding those held by Cabot Trust) and the liquidation value of Perpetual Preferred Units plus total debt.

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

During the nine months ended September 30, 2000, Cabot Trust entered into two joint venture agreements (collectively, the Joint Ventures) targeted towards investment in industrial workspace properties. Cabot Trust's first joint venture agreement was entered into with Chase Capital Partners on April 12, 2000. Cabot Trust subsequently entered into a second joint venture agreement with GE

Capital Real Estate on September 5, 2000. Stock warrants with an estimated value of approximately $550,000 were issued to GE Capital Real Estate in connection with the formation of the Joint Ventures. As of September 30, 2000 the investors have committed approximately $169 million in equity to the ventures of which 20% will be funded by Cabot Trust. As of September 30, 2000, these ventures have purchased twelve properties for approximately $43 million, containing approximately 760,000 square feet. In the normal course of operations, the Joint Ventures, as of November 10, 2000, have entered into agreements to purchase approximately an additional $34.7 million of real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether these assets will actually be purchased.

As of November 10, 2000, Cabot Trust has commitments to purchase approximately $22.3 million of additional real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether these assets will actually be purchased.

On November 1, 2000, Cabot Trust sold a 235,000 square foot property, located in California, for an aggregate sales price of $14.4 million. This sale is expected to result in a net gain of approximately $1.5 million. Proceeds from the sale of this property are anticipated to be used to acquire additional real estate assets. Cabot Trust has also entered into an agreement to sell one building for a sales price of approximately $8.3 million resulting in a net gain of approximately $1.3 million. Because sales are subject to a number of conditions that must be met prior to closing, it is uncertain as to whether this sale will actually be consummated.

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

Cash and cash equivalents totaled $255,000 at September 30, 2000. Cash provided by operating activities for the nine months ended September 30, 2000, was $88.0 million.


Ratio of Earnings to Fixed Charge and Preferred Stock Dividends

The ratio of earnings to fixed charge and preferred stock dividends was 1.77x for the three months ended September 30, 2000 compared to 2.32x for the three months ended September 30, 1999. The decrease is primarily due an increase in distributions paid to Preferred Unitholders and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

The ratio of earnings to fixed charge and preferred stock dividends was 1.81x for the nine months ended September 30, 2000 compared to 2.68x for the nine months ended September 30, 1999. The decrease is primarily due an increase in distributions paid to Preferred Unitholders and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

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

Item 3.    Defaults Upon Senior Securities
                  Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
                  Not Applicable

Item 5.   Other Information
                  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                  27 Financial Data Schedule

           (b)  Reports on Form 8-K.
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of November 2000.


                                              CABOT INDUSTRIAL TRUST
                                              ----------------------
                                                   Registrant


   11/14/00                 /s/ Neil E. Waisnor
   --------                 -------------------
     Date                   Neil E. Waisnor
                            Senior Vice President-Finance, Treasurer, Secretary


   11/14/00                 /s/ Robert E. Patterson
   --------                 -----------------------
     Date                   Robert E. Patterson
                            President