Form 10-Q/A
period 2000-09-30
CABOT INDUSTRIAL TRUST
filed 2000-12-05
CIK 1047696

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

                               EXPLANATORY NOTE

     Due to an inadvertent processing error, the version of the Form 10-Q of Cabot Industrial Trust for the third quarter of 2000 filed on November 14, 2000 did not contain the final edits of Cabot Industrial Trust. These final edits are set forth in this amendment. These edits consist principally of changes to the Consolidated Condensed Statement of Cash Flows, edits to the footnotes to the financial statements which clarify statements therein and the filing of two additional exhibits.

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

                                                          Three Months Ended                   Three Months Ended
                                                          September 30, 2000                   September 30, 1999
                                                       --------------------------            ------------------------
REVENUES:
Rental Income                                                $   46,530                           $   35,388
Tenant Reimbursements                                             7,947                                5,452
                                                             ----------                           ----------
                Total Revenues                               $   54,477                           $   40,840
                                                             ----------                           ----------


EXPENSES:
Property Operating                                           $    4,892                           $    3,090
Property Taxes                                                    6,165                                4,564
Depreciation and Amortization                                    10,734                                8,041
Interest                                                         11,373                                7,090
General and Administrative                                        2,448                                2,254
                                                             ----------                           ----------
                Total Expenses                               $   35,612                           $   25,039
                                                             ----------                           ----------


Interest and Other Income                                    $      502                           $      274
Earnings and Fees from Joint Ventures                               189                                   --
Loss on Sale of Real Estate                                          --                                 (653)
                                                             ----------                           ----------
                                                             $      691                           $     (379)
                                                             ----------                           ----------


Income Before Minority Interest Expense                      $   19,556                           $   15,422

MINORITY INTEREST EXPENSE:
     Preferred Unitholders                                       (5,294)                              (1,834)
     Limited Partner Unitholders                                   (996)                                (772)
                                                             ----------                           ----------


Net Income                                                   $   13,266                           $   12,816
                                                             ==========                           ==========

Earnings per Common Share:
    Basic                                                    $     0.33                           $     0.31
                                                             ==========                           ==========
    Diluted                                                  $     0.33                           $     0.31
                                                             ==========                           ==========

Weighted Average Common Shares:
    Basic                                                        40,624                               41,155
                                                             ==========                           ==========
    Diluted                                                      40,624                               41,155
                                                             ==========                           ==========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      For the Nine Months ended September 30, 2000 and September 30, 1999
               (unaudited, in thousands, except per share data)



                                                                       Nine Months Ended             Nine Months Ended
                                                                       September 30, 2000           September 30, 1999
                                                                 ----------------------------     --------------------

REVENUES:
Rental Income                                                              $  134,273                      $    96,613
Tenant Reimbursements                                                          22,190                           15,547
                                                                           ----------                      -----------
                Total Revenues                                             $  156,463                      $   112,160
                                                                           ----------                      -----------


EXPENSES:
Property Operating                                                         $   14,143                      $     8,519
Property Taxes                                                                 18,085                           12,534
Depreciation and Amortization                                                  31,025                           22,204
Interest                                                                       31,383                           17,227
General and Administrative                                                      7,145                            6,575
Settlement of Treasury Lock                                                         -                            2,492
                                                                           ----------                      -----------
                Total Expenses                                             $  101,781                      $    69,551
                                                                           ----------                      -----------


Interest and Other Income                                                  $    1,267                      $       780
Earnings and Fees from Joint Ventures                                             387                               --
Net Gain on Sales of Real Estate                                                   --                            2,751
                                                                           ----------                      -----------
                                                                           $    1,654                      $     3,531
                                                                           ----------                      -----------


Income Before Minority Interest Expense                                    $   56,336                      $    46,140

MINORITY INTEREST EXPENSE:
     Preferred Unitholders                                                    (14,410)                          (2,815)
     Limited Partner Unitholders                                               (2,927)                          (7,657)
                                                                           ----------                      -----------


Net Income                                                                 $   38,999                      $    35,668
                                                                           ==========                      ===========

Earnings per Common Share:
    Basic                                                                  $     0.96                      $      0.99
                                                                           ==========                      ===========
    Diluted                                                                $     0.96                      $      0.99
                                                                           ==========                      ===========

Weighted Average Common Shares:
    Basic                                                                      40,621                           35,892
                                                                           ==========                      ===========
    Diluted                                                                    40,621                           35,892
                                                                           ==========                      ===========

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
      For the Nine Months ended September 30, 2000 and September 30, 1999
                           (unaudited, in thousands)


                                                                            Nine Months Ended             Nine Months Ended
                                                                            September 30, 2000            September 30, 1999
                                                                       ----------------------------     ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $     38,999                     $     35,668
        Adjustments to reconcile net income to cash provided by operating activities:
             Depreciation and Amortization                                       31,025                           22,204
             Minority Interest Expense                                           17,337                           10,472
             Net Gain on Sales of Real Estate                                        --                           (2,751)
             Straight Line Rent                                                  (4,381)                          (2,365)
             Amortization of Deferred Financing Costs                               926                              725
             Decrease/(Increase) in Rents and Other Receivables                     733                           (1,434)
             Increase in Accounts Payable                                            24                              209
             Increase in Other Assets                                            (3,338)                            (110)
             Increase in Accrued Real Estate Taxes                                2,787                            4,585
             Increase in Other Liabilities                                        3,896                            8,684
                                                                           ------------                     ------------

     Cash Provided by Operating Activities                                       88,008                           75,887
                                                                           ------------                     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                      (175,683)                        (346,721)
     Notes Receivable from Joint Ventures                                        (9,600)                              --
     Investment in Joint Venture                                                 (2,081)                              --
     Increase in Other Assets                                                    (1,611)                            (496)
     Advances to Cabot Advisors, net                                               (905)                            (689)
     Net Proceeds from Sales of Real Estate                                          --                           16,079
     Other                                                                           --                                8
                                                                           ------------                     ------------


     Cash Used in Investing Activities                                         (189,880)                        (331,819)
                                                                           ------------                     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Secured Debt                                      62,427                           93,215
     Proceeds from Issuance of Unsecured Debt                                    55,000                          199,448
     Proceeds from Issuances of Preferred Units, net                             47,654                          136,484
     Distributions Paid to Common Shareholders                                  (42,651)                         (33,628)
     Line of Credit Repayments, net                                             (23,000)                        (109,000)
     Distributions Paid to Minority Interests                                   (15,154)                         (12,550)
     Debt Principal Repayments                                                   (3,095)                          (2,331)
     Increase in Deferred Financing Costs                                          (976)                          (2,561)
     Net Expenses of Common Share Issuance                                          (85)                          (1,257)
     Increase in Other Assets                                                        --                             (519)
                                                                           ------------                     ------------


     Cash Provided by Financing Activities                                       80,120                          267,301
                                                                           ------------                     ------------

Net Decrease in Cash and Cash Equivalents                                       (21,752)                          11,369
                                                                           ------------                     ------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  22,007                            2,301
                                                                           ------------                     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $        255                     $     13,670
                                                                           ============                     ============

Cash paid for interest and settlement of treasury lock, net
     of amounts capitalized                                                $     26,901                     $     13,647
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

In conjunction with a sale of real estate during the nine months ended September 30, 1999, Cabot Trust received a promissory note in the amount of $627 as a component of total consideration due from the buyer. This note was repaid in full during 1999.

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

As of September 30, 2000, Cabot Trust owned 353 industrial properties located in 22 markets throughout the United States, containing approximately 42 million rentable square feet. These properties were approximately 97.8% leased to 721 tenants at September 30, 2000. Cabot Trust and its affiliates also own 20% interests in and provide acquisition, asset, and property management services to joint ventures (the Joint Ventures) with two institutional partners, each of which invests in industrial multitenant and workspace properties. Cabot Trust's investment in the Joint Ventures is included in Investment in and Notes Receivable from Joint Ventures on the accompanying Consolidated Condensed Balance Sheet. Income earned from the Joint Ventures is accounted for under the equity method of accounting and is included in Earnings and Fees from Joint Ventures in the accompanying Consolidated Condensed Statement of Operations.

2.   The Formation Transactions, The Offerings and Ownership

The Formation Transactions

On February 4, 1998, under a Contribution Agreement executed by Cabot Trust, Cabot L.P., Cabot Partners and various other contributors, 122 industrial real estate properties, certain real estate advisory contracts and other assets were
(i) contributed to Cabot L.P. in exchange for partnership units in Cabot L.P. (Units) that may, subject to certain restrictions, be exchanged for Common Shares of Cabot Trust (Common Shares) or (ii) contributed to Cabot Trust in exchange for Common Shares. The properties contributed to Cabot Trust were concurrently contributed by it to Cabot L.P. in exchange for the number of Units in Cabot L.P. equal to the number of Common Shares exchanged for the property.

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the non-voting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot Trust.

During the nine months ended September 30, 2000, Cabot Trust issued 5,000 Common Shares to a limited partner of Cabot L.P. in exchange for the limited partner's Units of Cabot L.P. During the nine months ended September 30, 1999, Cabot L.P. issued 143,087 Units in conjunction with acquisitions and Cabot Trust issued 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P. For the year ended December 31, 1999, Cabot L.P. issued a total of 177,448 Units in conjunction with acquisitions and Cabot Trust issued a total of 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for the limited partners' Units of Cabot L.P.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000


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

Cabot Trust entered into an interest rate cap arrangement relating to its $325.0 million Acquisition Facility for a notional amount of $100.0 million for the period from April 11, 2000 through October 11, 2000. This arrangement was intended to result in limiting the variable nature of the LIBOR component of Cabot Trust's interest rate on an equivalent amount of borrowings to 7.0% per annum. Under the agreement, Cabot Trust's counter party is required to pay an amount equal to interest on that notional principal amount of borrowings to the extent that the relevant LIBOR exceeds 7.0%. The interest rate cap arrangement expired on October 11, 2000 and management has not entered into an additional interest rate hedge arrangement at this time because over 75% of its debt has fixed interest rates.

Interest expense of $16,000, during the nine months ended September 30, 2000 and $53,000 for the nine months ended September 30, 1999 was incurred related to interest rate cap and similar agreements.

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

                                                            Three Months Ended           Three Months Ended
                                                            September 30, 2000           September 30, 1999
                                                      ----------------------------    ---------------------
Basic:
Net Income                                                    $  13,266,000                   $  12,816,000
                                                              -------------                   -------------

Weighted Average Common Shares                                   40,624,000                      41,155,000
                                                              -------------                   -------------
Basic Earnings per Common Share                               $        0.33                   $        0.31
                                                              =============                   =============

Diluted:
Net Income                                                    $  13,266,000                   $  12,816,000
Effect of Unit Options                                              (27,000)                       (187,000)
                                                              -------------                   -------------

Income available to Common Shareholders, as adjusted          $  13,239,000                   $  12,629,000
                                                              -------------                   -------------
Weighted Average Common Shares                                   40,624,000                      41,155,000
                                                              -------------                   -------------
Diluted Earnings per Common Share                             $        0.33                   $        0.31
                                                              =============                   =============


                                                            Nine Months Ended            Nine Months Ended
                                                            September 30, 2000           September 30, 1999
                                                           --------------------         --------------------
Basic:
Net Income                                                    $  38,999,000                   $  35,668,000
                                                              -------------                   -------------

Weighted Average Common Shares                                   40,621,000                      35,892,000
                                                              -------------                   -------------
Basic Earnings per Common Share                               $        0.96                   $        0.99
                                                              =============                   =============

Diluted:
Net Income                                                    $  38,999,000                   $  35,668,000
Effect of Unit Options                                              (58,000)                        (15,000)
                                                              -------------                   -------------

Income available to Common Shareholders, as adjusted          $  38,941,000                   $  35,653,000
                                                              -------------                   -------------
Weighted Average Common Shares                                   40,621,000                      35,892,000
                                                              -------------                   -------------
Diluted Earnings per Common Share                             $        0.96                   $        0.99
                                                              =============                   =============

Approximately 4 million and 3 million options granted are excluded from the above calculations of diluted earnings per share for both the three and nine months ended September 30, 2000 and 1999, respectively, since the impact of consideration of these options was anti-dilutive.

                            CABOT INDUSTRIAL TRUST

                              September 30, 2000


5. Investments in Joint Ventures

During the nine months ended September 30, 2000, Cabot Trust and its affiliates entered into joint venture agreements (collectively, the Joint Ventures) with two institutional partners targeted towards investment in industrial multitenant and workspace properties. Cabot Trust and its affiliates entered into a joint venture agreement with Chase Capital Partners on April 12, 2000. Cabot Trust subsequently entered into a second joint venture agreement with GE Capital Real Estate on September 5, 2000. Cabot Trust issued stock warrants to purchase 750,000 Common Shares to GE Capital Real Estate, in connection with the formation of the joint venture. The stock warrants have an exercise price of $27.00 per share, a term of five years and had an estimated value of approximately $550,000 at the time of issuance. As of September 30, 2000, the investors have committed approximately $169 million in equity to the ventures of which 20% will be funded by Cabot L.P. As of September 30, 2000, the Joint Ventures owned twelve industrial properties costing approximately $43 million and comprising approximately 760,000 square feet.

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

As of September 30, 2000, Cabot Trust provided financing in the form of notes receivable to the Joint Ventures totaling $9,495,000. These notes are expected to be repaid by year end from the proceeds of the Joint Ventures' permanent financing. Through November 10, 2000, the Joint Ventures obtained permanent financing totaling $15.5 million for three of the twelve properties acquired by the Joint Ventures. The permanent financings have monthly payments due through maturity, variable interest rates and two-year terms, each of which may be extended for an additional three years. The monthly payments are for interest only at interest rates ranging from 8.81% - 8.93% as of September 30, 2000.

6.  Subsequent Events

On October 24, 2000, Cabot L.P. obtained a new $325.0 million unsecured line of credit facility replacing its previous $325.0 million credit facility that was to mature in March 2001. The new credit facility matures in October 2003, has a one-year extension option and a $50.0 million expansion option. The new credit facility also has certain financial and non-financial covenants. Cabot Trust is a guarantor of the facility. The rate on the borrowings at Cabot Trust's current credit rating is LIBOR plus 100 basis points.

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

Results of Operations

Quarter Ended September 30, 2000 compared with Quarter Ended September 30, 1999

Net income allocable to common shareholders for the quarter ended September 30, 2000 totaled $13.3 million or $.33 per share, compared with $12.8 million or $.31 per share for the quarter ended September 30, 1999. The 1999 results include a loss on sale of $653,000, but there were no significant gains or losses on sales in 2000. After consideration of the impact of the loss on sale of property in 1999, net income in 2000, was approximately the same as 1999 because of the increased income related to acquisitions, additional income generated by the company's properties and fees from and income generated by the Joint Ventures offset by the increased depreciation and amortization, interest expense, and Minority Interest Expense related to the Preferred Unitholders' distributions.

Rental revenues were $54.5 million, including tenant reimbursements of $7.9 million, for the quarter ended September 30, 2000, compared with $40.8 million, including tenant reimbursements of $5.5 million, for the quarter ended September 30, 1999. Total rental revenue of $40.0 million and $39.1 million was generated in 2000 and 1999, respectively, by the properties owned as of June 30, 1999, and still owned at September 30, 2000, (the Quarterly Baseline Properties) and total rental revenue of $14.5 million and $1.6 million in 2000 and 1999, respectively, was generated by the properties acquired or developed subsequent to June 30, 1999. The growth in rental revenue for Quarterly Baseline
Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased slightly to approximately 80% for the quarter ended September 30, 2000 compared with 81% for the quarter ended September 30, 1999. The decrease is primarily due to a change in the composition of leases, principally with respect to acquisitions of multitenant and workspace properties, to more leases where Cabot Trust pays property and operating expenses and is reimbursed by tenants compared to leases where the tenants pay these expenses directly.

Depreciation and amortization related to real estate assets totaled $10.7 million and $8.0 million for the quarters ended September 30, 2000 and 1999, respectively. The increase is primarily due to the acquisition of approximately $448.3 million of real estate assets in 1999 and $129.1 million for the nine months ended September 30, 2000.

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

General and administrative expense increased by $194,000, to $2.4 million for the quarter ended September 30, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management and financing activity caused by the increase in the number of Cabot Trust's properties from 291 to 353 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 4.5% at September 30, 2000 from 5.5% at September 30, 1999.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and advances to the Joint Ventures, as well as earnings of Cabot Advisors, increased to $502,000 from $274,000 for the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999. The increase is primarily due to interest income from financing provided by Cabot L.P. to the Joint Ventures and increased earnings from Cabot Advisors in 2000.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and Cumulative Redeemable Perpetual Preferred Units. At September 30, 2000, Cabot Trust owned 93.0% of Cabot L.P. and the minority common equity ownership interest was 7.0%. During the quarter ended September 30, 2000, the average minority common equity ownership interest was 7.0%, whereas during the quarter ended September 30, 1999, it was 6.9%. Dividends accruable to Preferred Unitholders, totaled $5.3 million and $1.8 million for the three months ended September 30, 2000 and September 30, 1999, respectively.

The increase in Preferred Unitholders' Distributions is due to the increase in Cumulative Redeemable Perpetual Preferred Equity as discussed within Note 2 to the financial statements.

Nine Months Ended September 30, 2000 compared with Nine Months Ended September 30, 1999

Net income allocable to common shareholders for the nine months ended September 30, 2000 totaled $39.0 million or $.96 per share, compared with $35.7 million or $.99 per share for the nine months ended September 30, 1999. The increase in net income allocable to common shareholders is due in part to the conversion of Units to Common Shares discussed in Note 2 to the financial statements, which resulted in a decrease in the allocation of income to minority interest, but has no effect on net income per share. The decrease in net income per share in 2000, is primarily attributable to increased interest expense, depreciation and amortization and increased distributions to Preferred Unitholders included within Minority Interest Expense offset by income related to acquisitions, additional income generated by the company's properties and fees from and income generated by the Joint Ventures.

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

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 79% for the nine months ended September 30, 2000 compared with 81% for the nine months ended September 30, 1999. The decrease is primarily due to a change in the composition of leases, principally with respect to acquisitions of multitenant and workspace properties, to more leases where Cabot Trust pays property and operating expenses and is reimbursed by tenants compared to leases where the tenants pay these expenses directly.

Depreciation and amortization related to real estate assets totaled $31.0 million and $22.2 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is primarily due to the acquisition of approximately $448.3 million of real estate assets in 1999 and $129.1 million for the nine months ended September 30, 2000.

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

General and administrative expense increased by $570,000, to $7.1 million for the nine months ended September 30, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management, and financing activity caused by the increase in the number of Cabot Trust's properties from 291 to 353 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 4.6% at September 30, 2000 from 5.9% at September 30, 1999.

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

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and advances to the Joint Ventures, as well as earnings of Cabot Advisors, increased to $1.3 million from $780,000 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase is primarily due to interest income from advances to the Joint Ventures and increased earnings from Cabot Advisors in 2000.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and Cumulative Redeemable Perpetual Preferred Units. At September 30, 2000, Cabot Trust owned 93.0% of Cabot L.P. and the minority common equity ownership interest was 7.0%. As discussed in Note 2 to the financial statements, during the nine months ended September 30, 1999 a significant number of Units were converted to Common Shares, resulting in a decrease in minority interest expense related to Limited Partner Unitholders. During the nine months ended September 30, 2000, the average minority common equity ownership interest was 7.0%, whereas during the nine months ended September 30, 1999, it was 17.7%. Dividends accruable to Preferred Unitholders, totaled $14.4 million and $2.8 million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

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

As discussed in Note 2 to the financial statements, as of September 30, 2000 Cabot L.P. issued an aggregate of $245.0 million of Cumulative Redeemable Perpetual Preferred Units in seven separate transactions in 1999 and 2000. The net proceeds from these transactions were $238.2 million, which were used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of their respective issuance dates.

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

During the nine months ended September 30, 2000, Cabot Trust and its affiliates entered into joint venture agreements (collectively, the Joint Ventures) with two institutional partners targeted towards investment in industrial multitenant and workspace properties. Cabot Trust and its affiliates entered into a joint venture with Chase Capital Partners on April 12, 2000. Cabot Trust subsequently entered into a second joint venture agreement with GE

Capital Real Estate on September 5, 2000. Stock warrants with an estimated value of approximately $550,000 were issued to GE Capital Real Estate in connection with the formation of the Joint Ventures. As of September 30, 2000 the investors have committed approximately $169 million in equity to the ventures of which 20% will be funded by Cabot Trust. As of September 30, 2000, these ventures have purchased twelve properties for approximately $43 million, containing approximately 760,000 square feet. In the normal course of operations, the Joint Ventures, as of November 10, 2000, have entered into agreements to purchase approximately an additional $34.7 million of real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether these assets will actually be purchased.

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

Ratio of Earnings to Fixed Charges

We have computed the ratios of earnings to fixed charges and preferred distributions by dividing income from continuing operations, plus fixed charges, plus amortization of capitalized interest, plus distributed income of equity investees, less interest capitalized, less preferred distributions, by fixed charges. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt premiums, discounts and issuance costs and preferred distributions.

The ratio of earnings to fixed charges was 1.76x for the three months ended September 30, 2000 compared to 2.32x for the three months ended September 30, 1999. The decrease is primarily due to an increase in distributions paid to Preferred Unitholders and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

The ratio of earnings to fixed charges was 1.81x for the nine months ended September 30, 2000 compared to 2.68x for the nine months ended September 30, 1999. The decrease is primarily due to an increase in distributions paid to Preferred Unitholders and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

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

Item 3.    Defaults Upon Senior Securities
                  Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
                  Not Applicable

Item 5.   Other Information
                  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                  10.16 Revolving Credit Agreement between Cabot L.P. and Morgan
                        Guaranty Trust Company of New York, dated as of
                        October 24, 2000.

                  10.17 Guaranty of Payment between Cabot Trust and Morgan
                        Guaranty Trust Company of New York, dated as of October 24, 2000.

                  27 Financial Data Schedule

           (b)  Reports on Form 8-K.
                  On September 11, 2000, Cabot Trust filed a Form 8-K, dated September 7, 2000, to report information under Item 5 of Form 8-K, including a press release related to Cabot L.P.'s commencement of a program for the offer of its Series A Medium-Term Notes due nine months or more from the date of issue in an aggregate initial offering price of up to $200,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of December 2000.


                                              CABOT INDUSTRIAL TRUST
                                              ----------------------
                                                   Registrant


   12/5/00                 /s/ Neil E. Waisnor
   -------                 -------------------
     Date                  Neil E. Waisnor
                           Senior Vice President-Finance, Treasurer, Secretary


   12/5/00                 /s/ Robert E. Patterson
   -------                 -----------------------
     Date                  Robert E. Patterson
                           President