Form 10-K405
period 2000-12-31
CABOT INDUSTRIAL TRUST
filed 2001-03-29
CIK 1047696

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 2000

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________ to _____________

                         Commission File Number: 1-13829

                             CABOT INDUSTRIAL TRUST
             ------------------------------------------------------
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

      Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      Title of each class                             on which registered
      -------------------                             -------------------

      Common Shares of Beneficial                     New York Stock Exchange
          Interest, par value $0.01
      (including related Preferred Share
          Purchase Rights)

      Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the common shares of beneficial interest held by nonaffiliates of the registrant was approximately $814,921,000 based on the closing price ($20.05) for such shares on the New York Stock Exchange on February 28, 2001.

      As of February 28, 2001, 40,644,428 shares of the registrant's common shares of beneficial interest were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III hereof incorporates by reference information contained in the registrant's proxy statement for its 2001 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS

Description                                                                 Page

PART I

Item 1.      Business......................................................... 1
Item 2.      Properties.......................................................14
Item 3.      Legal Proceedings................................................25
Item 4.      Submission of Matters to a Vote of Security Holders..............25
Item 4A.     Executive Officers of the Registrant.............................25


PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters..........................................................29
Item 6.      Selected Financial Data..........................................32
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................33
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......50
Item 8.      Financial Statements and Supplementary Data......................52
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................91

PART III

Item 10.     Directors and Executive Officers of Registrant...................91
Item 11.     Executive Compensation  .........................................91
Item 12.     Principal and Management Shareholders............................91
Item 13.     Certain Relationships and Related Transactions...................91

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.........................................................93

SIGNATURES ...................................................................92

                                     PART I

Item 1. Business

Cabot Trust

Cabot Industrial Trust ("Cabot Trust") was organized on October 10, 1997 as a Maryland real estate investment trust to continue and expand the national industrial real estate business of Cabot Partners Limited Partnership ("Cabot Partners"). Cabot Trust is organized in what is commonly referred to as an umbrella partnership, or "UPREIT" structure, meaning that its properties are held and its business is conducted primarily through a limited partnership, Cabot Industrial Properties, L.P. ("Cabot L.P."), of which Cabot Trust is the sole general partner. As of December 31, 2000, Cabot Trust held a 93% partnership interest in Cabot L.P. (exclusive of preferred units). The balance of the partnership interests (exclusive of preferred units) in Cabot L.P. at that date was primarily held by investors who had contributed properties or assets to Cabot L.P. in connection with the commencement of the business of Cabot Trust and Cabot L.P. in their current form or in subsequent transactions. See "Formation Transactions; Organizational Structure".

Cabot Trust is an internally managed, fully integrated real estate company which, through Cabot L.P., acquires or develops, leases, manages and holds for investment industrial real estate properties in principal markets throughout the United States. At December 31, 2000, Cabot L.P. owned a geographically diversified portfolio of 360 industrial properties having an aggregate of approximately 42 million rentable square feet, approximately 96% of which space was leased to 718 tenants. The properties are located in 21 states in each of the five principal regions (West, Midwest, Northeast, Southeast and Southwest) of the United States. As of December 31, 2000, no single tenant accounted for more than 1.7% of Cabot L.P.'s total annualized net rent.

Cabot Trust offers a broad spectrum of industrial property types to meet the diverse needs of its tenants. Its properties are of three general types: bulk distribution properties, multitenant distribution properties and workspace properties (light industrial, research and development (R&D) and similar facilities).

         Cabot Trust's goal is to be the preeminent national real estate company focused on serving a variety of industrial space users. As of December 31, 2000, Cabot Trust has a significant market presence across the United States, with properties in a total of 21 markets (19 of which Cabot Trust has identified as principal targeted markets), including 13 markets in which Cabot owns properties with more than one million rentable square feet. Its tenant base ranges from large national distributors using bulk distribution warehouse and other types of industrial space in multiple locations, to smaller companies located in single workspace properties. Cabot Trust believes that its geographic diversification and substantial presence in multiple markets is a strategic advantage that allows it to serve industrial space users with multiple site and industrial property type requirements, to compete more effectively in its individual markets and to respond quickly to acquisition opportunities as they arise.

In addition to acquiring existing industrial properties, Cabot Trust is engaged in the development and construction of new properties. The construction and leasing functions of its development activities are conducted through relationships with local builders selected by Cabot Trust. As of December 31, 2000, in addition to 9 projects that were stabilized (fully leased) in 2000, Cabot Trust had 11 development projects that have reached shell completion or are under construction with total projected development costs of approximately $93.4 million. The projects are located in 7 of Cabot Trust's existing submarkets and involve construction of each of Cabot Trust's principal property types. Sixty-eight percent of the square footage of these development projects has been leased as of December 31, 2000.

Cabot Trust is taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As a REIT, Cabot Trust is not generally subject to federal or state income tax to the extent that it distributes its taxable income to its shareholders.

Cabot Trust's principal executive offices are located at Two Center Plaza, Suite 200, Boston, Massachusetts 02108, and its telephone number is (617) 723-0900. Cabot Trust has regional offices in the Atlanta, Baltimore, Charlotte, Chicago, Cincinnati, Dallas, Los Angeles, Orlando and Phoenix markets.

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

Business Strategies

Cabot Trust's fundamental business objective is to maximize the total return to its shareholders through growth in its cash flow from operating activities and cash available for distribution per Common Share and in the value of its portfolio of industrial properties. Cabot Trust believes that it is well positioned to take advantage of the opportunities presented by today's changing industrial real estate markets through the business strategies and operations described below.

Leveraging Substantial National Market Presence
Cabot Trust believes that maintaining and expanding its market presence in its 19 principal targeted markets across the country is an important factor in achieving future growth and its targeted returns on investment.

Cabot Trust believes that its substantial presence in its principal markets provides significant strategic advantages. Foremost among these advantages is that, through its national tenant marketing program, Cabot Trust is well positioned to market its industrial space to national companies and third-party logistics companies who have space requirements in multiple markets. The national tenant marketing program emphasizes the advantages of dealing with a single source for a company's industrial space needs in addition to the quality and attractive locations of Cabot Trust's properties. These advantages include greater efficiency of lease negotiations and day-to-day internal property management, as well as better understanding of the tenants' current needs and prospective space requirements. Cabot Trust serves 60 tenants in multiple properties. These tenants accounted for approximately 28.5% of Cabot Trust's annualized net rents as of December 31, 2000.

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

Serving a Variety of Tenants By Offering a Broad Spectrum of Industrial Property Types

Cabot Trust believes that its strategy of offering a variety of industrial property types provides complementary benefits in meeting Cabot Trust's growth objectives. Offering a broad spectrum of industrial property types and Cabot Trust's size and professional management capability enable Cabot Trust to provide better service, on a more cost-efficient basis, to national customers who need various types of workspace properties, in addition to distribution space, for their local operations. At the same time, offering a variety of industrial property types suitable for smaller companies enables Cabot Trust to capture a larger share of the growth in its chosen industrial property markets. Cabot Trust's strategy of offering diverse industrial property types also enables Cabot Trust to pursue opportunities as they arise within its existing tenant base by responding to shifts in demand at different stages of the economic cycle.

Growth Strategies

Cabot Trust intends to achieve its growth objectives through a combination of internal growth, development and property acquisitions.

Internal Growth
Cabot Trust's primary internal growth strategy is to increase the cash flow generated by its properties, by renewing or replacing expiring leases with new leases at higher rental rates and by incorporating periodic rent increases in its leases. In addition, Cabot Trust works actively to (i) maintain its historically high occupancy levels by retaining existing tenants, thereby minimizing "down time" and re-leasing costs, (ii) improve the occupancy levels of newly acquired properties that have lower occupancy levels than Cabot Trust targets for its existing properties, (iii) capitalize on economies of scale arising from the size of its portfolio of properties and (iv) control costs. Cabot Trust also seeks internal growth by converting its properties to more intensive, higher-margin uses, if and to the extent that suitable opportunities to do so arise. Leases covering approximately 16.0% and 17.5% of the total rentable space of Cabot Trust's properties will expire in 2001 and 2002, respectively.

Development
Cabot Trust's senior management has extensive real estate development experience, including experience derived from the previous association of several members of senior management with the industrial park development activities of Cabot, Cabot and Forbes, a nationwide real estate development, investment, construction and management firm that pioneered the development of large-scale, planned industrial parks. Cabot Trust expects development projects to be an increasing component of growth to Cabot Trust as a result of higher potential return on capital than acquisitions. Cabot Trust believes that in select targeted markets there are attractive opportunities for new development with potentially greater returns than those available from the purchase of existing stabilized properties, and Cabot Trust pursues a development program where such opportunities exist. Cabot Trust is also engaging its existing tenants in discussions about future space needs and, based on such discussions, believes that financially attractive build-to-suit opportunities from its tenant base may be available over time. In order to limit overhead expenses, Cabot Trust executes its development activities by engaging local or regional builders with whom it has established strong relationships to perform construction and leasing functions. Currently, Cabot Trust is working with nine local builders. Cabot Trust intends to expand its in-house development staff as Cabot Trust's development activities increase.

Acquisitions
Cabot Trust seeks to acquire additional modern, high-quality properties in attractive submarkets within the industrial markets that it currently serves. During 2000, Cabot Trust acquired 34 properties, consisting of 3.3 million rentable square feet in eight targeted markets, totaling $152.2 million in 13 separate transactions. In the period from December 31, 2000 through March 8, 2001, Cabot Trust entered into one contract to acquire one property consisting of approximately 306,000 rentable square feet, at an estimated cost of $20.5 million, in the Dallas market.

Based upon current capital market conditions, in the near term, Cabot Trust expects to reduce the pace of its acquisition program, compared to prior years and expects substantially all of its acquisitions to be on behalf of joint ventures or reinvestment of sales proceeds via tax free exchanges under Section 1031 of the Code. In addition, Cabot Trust expects to provide acquisition services to its advisory services taxable subsidiary, Cabot Advisors, Inc. ("Cabot Advisors") for a fee.

      Investment Criteria
Cabot Trust follows a disciplined, value-oriented strategy in its property acquisitions. Cabot Trust seeks to acquire modern, cost-efficient buildings located in key national and regional distribution centers and centers of economic growth. Cabot Trust's investment considerations include (i) yield on acquisition cost, (ii) economic fundamentals in the market, (iii) replacement costs, (iv) rent levels and trends, (v) construction quality and property condition, (vi) historical occupancy rates, (vii) access to transportation,
(viii) proximity to housing, (ix) operating costs, (x) location in modern industrial parks and (xi) local crime rates.

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

      Diversification of Industrial Property Types
As of December 31, 2000, 68% of Cabot Trust's properties, based on annualized net rents, were bulk distribution and multitenant distribution facilities. Cabot invests in such properties because of the opportunities for superior returns that they provide. Cabot Trust believes that workspace properties (light industrial, R&D and similar facilities) are also attractive in selected markets where they are in limited supply and strong demand exists. Therefore, in the future, Cabot Trust expects that its acquisitions will be balanced among the three property types. Cabot Trust's acquisitions during 2000 were 16% bulk distribution, 54% multitenant distribution and 30% workspace properties measured by cost.

      Relationships with Institutional Real Estate Investors
Prior to the formation of Cabot Trust, management operated Cabot Partners, a real estate investment advisory company, which was focused on serving public and private pension funds and other institutional real estate investors. This has provided Cabot Trust's management with an extensive knowledge of and, Cabot Trust believes, a favorable reputation with such investors. Cabot Trust believes that it will benefit from its relationships with these investors through new and continuing existing investment and management programs through Cabot Advisors as well as the Joint Ventures.

      Capital Resources and UPREIT Structure
As of December 31, 2000, Cabot Trust had a debt-to-total market capitalization ratio of approximately 38%. Cabot Trust has used its relatively unleveraged capital structure and substantial equity base in its acquisition and development activities. Cabot Trust believes that its ability to borrow using its $325 million revolving credit acquisition facility ("the Acquisition Facility") has enhanced its credibility with potential property sellers. Cabot Trust's UPREIT structure, which enables it to acquire industrial properties on a noncash basis by exchanging Units in Cabot L.P. for properties in a tax-deferred manner, also provides an alternative, depending on market conditions, to a taxable cash sale for tax-paying property owners.

Joint Venture Programs

During 2000, Cabot Trust entered into separate joint venture arrangements with Chase Capital Partners, GE Capital Real Estate and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-CREF), (collectively, "the Joint Ventures"). Cabot Trust is the managing member of the Joint Ventures and expects to earn acquisition, development, asset and property management fees for the services it provides to the Joint Ventures. As of December 31, 2000, the Joint Ventures owned $97.5 million of property consisting of 1.7 million square feet. Cabot Trust's investment in the joint ventures as of that date totaled $9.1 million. The remaining equity commitment of Cabot Trust and its co-venturers is approximately $140 million, of which Cabot Trust's share is $28 million. Cabot Trust expects the joint ventures to acquire approximately $320 million of additional properties.

As the operating partner of each Joint Venture, Cabot Trust (i) handles the administration of the Joint Venture; (ii) manages the day-to-day operations of the property held by the Joint Venture; (iii) oversees construction and development in the case of a Joint Venture with a property under development; and (iv) either had the power to recommend the sale or refinancing of the property or, in certain Joint Ventures in which such decisions are vested in the other partner, Cabot Trust has the ability to cause the sale or marketing of the property in accordance with preestablished procedures in accordance with the Joint Venture operating agreement. Most major decisions, such as material financings, would require the approval of both partners to the Joint Venture and any disputes over such major decisions would generally be resolved through the exercise of a buy-sell provision in the Joint Venture operating agreement.

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

Investment Policies
Cabot Trust conducts all of its investment activities through Cabot L.P., its subsidiaries and other affiliates (including Cabot Advisors) and joint ventures with institutional partners and may conduct future activities through additional joint ventures in which Cabot L.P. or a subsidiary may be a partner. Cabot Trust's investment policy is to purchase or build income-producing industrial properties primarily for long-term capital appreciation and rental growth, and to expand and improve its properties or to sell them, in whole or in part, when the circumstances warrant.

Cabot Trust's property investments may be subject to existing mortgage and other indebtedness or to indebtedness that may be incurred in connection with acquiring or refinancing such investments. Debt service with respect to such indebtedness will have a priority over any dividends with respect to the Common Shares. Investments are also subject to Cabot Trust's policy not to be treated as an investment company under the Investment Company Act of 1940.

Cabot Trust currently invests in existing improved properties and development projects. It does not limit its investment or development activities to any geographic area or product type or to a specified percentage of assets. While Cabot Trust intends to maintain diversity in its investments in terms of property location, size and market, Cabot Trust does not have any limit on the amount or percentage of its assets that may be invested in any one property or any one geographic area. Cabot Trust intends to conduct its investment and development activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes.

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

Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, Cabot Trust also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including investments made for the purpose of exercising control over such entities. Cabot Trust may enter into additional joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property in accordance with its investment policies. Such investments may permit Cabot Trust to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring its portfolio. Cabot Trust does not intend to enter into joint ventures or partnerships to make investments that would not meet its own investment policies.

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

To the extent that its Board of Trustees decides to obtain additional capital, Cabot Trust may raise such capital through offerings of its Common or Preferred Shares, or of Cabot L.P.'s partnership units, including preferred units, debt financings or retention of cash available for distribution (subject to provisions in the Code concerning the taxability of undistributed REIT income), or a combination of these methods. As long as Cabot L.P. is in existence, the net proceeds of the sale of Common Shares or Preferred Shares by Cabot Trust will be transferred to Cabot L.P. in exchange for that number of Units or Preferred Units that equals the number of Common Shares or Preferred Shares sold by Cabot Trust.

Cabot Trust presently anticipates that any borrowings would be made through Cabot L.P., although Cabot Trust may incur indebtedness directly and loan the proceeds to Cabot L.P. Borrowings may be unsecured or may be secured by any or all of the assets of Cabot Trust (to the extent not prohibited by existing debt arrangements), or any existing or new property-owning partnership and may have full or limited recourse to all or any portion of the assets of Cabot Trust, or any existing or new property-owning partnership. Indebtedness incurred may be in the form of bank borrowings, purchase money obligations to sellers of properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from borrowings may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or the development of new properties and for the payment of distributions.

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

Policies with Respect to Other Activities
Cabot Trust may, but does not presently intend to, make investments that are different from those described herein. Cabot Trust has authority to offer its Common Shares, other shares of beneficial interest or other securities for cash or in exchange for property and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future. Cabot Trust has no outstanding loans to other entities or persons, including its officers and Trustees, except loans to Cabot Advisors and loans to entities in which Cabot Trust is a 20% joint venture partner. Cabot Trust has not engaged in trading, underwriting or agency distribution, or sales of securities of other issuers and does not currently intend to do so. Cabot Trust has also not invested in the securities of companies other than Cabot L.P. for the purpose of exercising control over such companies and does not currently intend to do so. Cabot Trust makes and intends to continue to make investments in such a way that it will not be treated as an investment company under the Investment Company Act of 1940. Its policies with respect to such activities may be reviewed and modified or amended from time to time by the Board of Trustees without shareholders' approval.

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

Cabot Trust's Bylaws provide that Section 2-419 of the Maryland General Corporation Law, relating to transactions by interested directors, will be available for and apply to contracts and other transactions between Cabot Trust and any of its Trustees, or between Cabot Trust and any other trust, corporation or other entity of or in which any of Cabot Trust's Trustees is a trustee or director or has a material financial interest. Under Section 2-419, a contract or other transaction between a corporation and any of its directors and any other corporation, firm or other entity in which any of its directors is a director or has a material financial interest is not void or voidable solely because of (a) the common directorship or interest, (b) the presence of the director at the meeting of the board or a committee of the board that authorizes, approves or ratifies the contract or transaction, (c) the counting of the vote of the director for the authorization, approval or ratification of the contract or transaction if either (i) after disclosure of the interest, the transaction is authorized, approved or ratified by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by shareholders entitled to vote other than the votes of shares owned of record or beneficially by the interested director or such corporation, firm or other entity or (ii) the transaction is fair and reasonable to the corporation.

Cabot L.P. Partnership Agreement

The Cabot L.P. Partnership Agreement gives Cabot Trust, in its capacity as general partner, full and exclusive discretion in managing and controlling the business of Cabot L.P. and in making all decisions affecting the business and assets of Cabot L.P., with limited exceptions. In the Partnership Agreement, the limited partners have acknowledged and agreed that Cabot Trust is acting on behalf of both Cabot L.P. and Cabot Trust's shareholders generally and that, in its capacity as general partner of Cabot L.P., Cabot Trust is under no obligation to consider separate interests of the Cabot L.P. limited partners in deciding whether to cause Cabot L.P. to take or to decline to take, any actions which Cabot Trust, in its capacity as general partner, has undertaken in good faith on behalf of Cabot L.P. In addition, Cabot Trust in its capacity as general partner is not responsible for any misconduct or negligence on the part of its agents, provided that such agents were appointed in good faith. The Cabot L.P. Partnership Agreement also provides that neither Cabot Trust nor any of its affiliates (including its officers and Trustees) may sell, transfer or convey any property to, or purchase any property from, Cabot L.P., except on terms that are fair and reasonable and no less favorable than would be obtained from an unaffiliated party.

Security Holder Reports

Cabot Trust makes annual reports to its shareholders regarding the business of Cabot Trust and Cabot L.P. that include audited consolidated financial statements. Cabot L.P. does not currently provide separate annual or other reports to security holders of Cabot L.P. and does not expect to do so, except to the extent it specifically undertakes to do so in connection with the issuances of debt or other securities.

Competition

Numerous industrial properties compete with Cabot Trust's properties in attracting tenants to lease space and additional properties can be expected to be built in the markets in which the properties are located. The number and quality of competitive industrial properties in a particular area has a material effect on Cabot Trust's ability to lease space at the properties or at newly acquired or developed properties and on the rents charged. Some of these competing properties may be newer or better located than Cabot Trust's properties.

In addition, the industrial real estate acquisition market has become highly competitive. There are a significant number of buyers and developers of industrial property, including other publicly traded industrial REITs, many of which have significant financial resources. Accordingly, it is possible that Cabot Trust may not be able to meet its targeted level of property acquisitions and developments due to such competition or other factors that may have an adverse effect on Cabot Trust's expected growth in Funds from Operations ("FFO") in future periods.

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

In light of the California earthquake risk, California building codes have since the early 1970's established minimum construction standards for all new buildings and also contain guidelines for seismic upgrading of existing buildings that are intended to reduce the possibility and severity of loss from earthquakes. The construction standards and upgrading, however, do not eliminate the possibility of earthquake loss. Cabot Trust's current policy is to obtain earthquake insurance if available at acceptable cost. As of December 31, 2000, all of Cabot Trust's 87 properties located in California are covered by earthquake insurance in amounts believed by management to be reasonable. Cabot Trust currently maintains blanket earthquake insurance coverage for all properties located outside California in amounts Cabot Trust believes to be reasonable.

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

Certain environmental laws and common law principles could be used to impose liability for release of, and exposure to, hazardous substances and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. As the owner of real properties, Cabot Trust may be potentially liable for any such costs.

Phase I environmental site assessment reports ("Phase I ESAs") were obtained by Cabot Trust's original Contributing Investors in connection with their initial acquisitions of the properties, or were obtained by Cabot Trust in connection with the transactions resulting in Cabot Trust's formation as a publicly traded company. In accordance with Cabot Trust's acquisition policies, Cabot Trust has also obtained Phase I ESAs for all of the properties acquired since the completion of the Formation Transactions. The purpose of Phase I ESAs is to identify potential sources of contamination for which Cabot Trust may be responsible and to assess the status of environmental regulatory compliance. The earliest of the Phase I ESAs for Cabot Trust's properties were obtained in 1988 and Phase I ESAs on approximately 12% of the properties owned as of December 31, 2000 were obtained prior to 1995. Commonly accepted standards and practices for Phase I ESAs have evolved to encompass higher standards and more extensive procedures over the period from 1988 to the present.

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

Cabot Advisors

Cabot Advisors provides investment advisory and asset management services to the former clients of Cabot Partners that elected not to contribute some or all of their industrial properties to Cabot Trust. In addition, Cabot Advisors provides property management services to Cabot L.P. and to the properties of some clients that are not associated with Cabot Trust. Cabot Trust intends to explore opportunities for co-investment directly and will also seek to expand its advisory business through Cabot Advisors. Cabot Trust believes that its investment in Cabot

Advisors will help it achieve economies of scale with its property management systems, increase market penetration and provide access to further acquisition opportunities.

To permit Cabot Trust to share in the income of Cabot Advisors while maintaining its status as a REIT under the law in effect prior to January 1, 2001, Cabot L.P. owned all of Cabot Advisors' nonvoting preferred stock (representing 95% of its economic interest in Cabot Advisors) and Ferdinand Colloredo-Mansfeld, Cabot Trust's Chief Executive Officer, owned all of Cabot Advisors' voting common stock (representing 5% of its economic interest therein). Although Cabot Trust receives substantially all of the economic benefit of Cabot Advisors' business through distributions from Cabot L.P., Cabot Trust is not able to vote on the election of Cabot Advisors' directors or officers and, as a result, does not have the ability to control Cabot Advisors' operations or require its board of directors to declare and pay cash dividends.

The REIT Modernization Act ("RMA"), which was effective on January 1, 2001, modifies certain provisions of the Code with respect to the taxation of REITs. Primarily, the RMA allows for the creation of Taxable REIT Subsidiaries ("TRS") which will allow Cabot Trust (directly or indirectly through Cabot L.P.) to own up to 100% of a TRS (previously limited to 10% of the voting stock). As a result of this legislation,for federal income tax purposes, Cabot Trust and Cabot Advisors have jointly elected to treat Cabot Advisors as a TRS. However, certain current state law restrictions have prevented Cabot Trust from changing the ownership structure such that Cabot Trust would own 100% of Cabot Advisors. Therefore, until such state law restrictions have been suspended, Cabot L.P. will continue to own only Cabot Advisor's non-voting preferred stock.

In addition, under the RMA, not more than 20% of the value of a REIT's total assets may be represented by securities of one or more TRS. A TRS will be subject to full corporate level taxation on its earnings, but will be permitted to engage in certain types of activities, such as those performed by Cabot Advisors, which cannot currently be performed by REITs or their controlled subsidiaries without jeopardizing REIT status. A TRS is subject to certain limitations on the deductibility of certain payments made to the associated REIT which could materially increase the taxable income of the TRS and are subject to prohibited transaction taxes on certain other payments made to the associated REIT. Moreover, rents paid by a taxable REIT subsidiary to the associated REIT may be excluded from qualification as rents from real property under certain circumstances.

LEASES

Cabot Trust's properties typically are leased on a triple net basis, meaning that the tenants pay their proportionate share of real estate taxes and operating costs. However, some of the properties are leased at higher gross rents with Cabot Trust being responsible for paying a stated amount of real estate taxes and operating costs and tenants being responsible for any and all increases in such taxes and costs above that stated amount. Excluding lease renewal options, lease terms typically range from three to five years or, for leases that renewed, a shorter period of generally two to three years. Approximately 52% (based on annualized net rent) of Cabot Trust's leases contain provisions for automatic increases of a specified amount or percentage at a certain point or points during the term of the lease.

Employees

At December 31, 2000, Cabot L.P. and Cabot Advisors employed 103 persons, none of who are represented by any collective bargaining organization. Cabot Trust believes it has good relations with its employees.

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

The table set forth below summarizes information regarding Cabot Trust's properties and markets as of December 31, 2000. All of the properties listed are owned, directly or through title holding entities, by Cabot L.P.

                         Properties by Region and Market
                             As of December 31, 2000

                                                                                 Rentable Sq. Ft.          Annualized Net Rent(1)
                                                                                 ----------------          ----------------------
                                                                    Number
                                                              Year      of                                       Percent       Per
                                                             Built/    Pro-               Percent                     of    Leased
Property Type and Location                                Renovated  erties       Number   Leased        Amount    Total   Sq. Ft.
--------------------------                                ---------  ------       ------   ------        ------    -----   -------
BULK DISTRIBUTION PROPERTIES:

WEST REGION

Los Angeles Market
 Vintage Avenue, Ontario, CA                                   1988       1      284,559     100%  $    973,200     0.6%    $ 3.42
 Dahlia Street, Fontana, CA                                    1989       1      278,560     100%     1,034,136     0.6%      3.71
 South Vintage Avenue, Building 1, Ontario, CA (2), (3)        1986       1      272,448     100%       883,588     0.5%      3.24
 Deforest Circle, Mira Loma, CA                                1992       1      250,584     100%       918,291     0.5%      3.66
 South Vintage Avenue, Building 2, Ontario, CA (2), (3)        1986       1      248,064     100%       787,615     0.4%      3.18
 Santa Anita Avenue, Rancho Cucamonga, CA                      1988       1      212,300     100%       792,864     0.5%      3.73
 San Fernando Road, Sun Valley, CA                             1980       1      181,635     100%     1,038,571     0.6%      5.72
 Rowland Street, City of Industry, CA                          1998       1      181,635     100%       807,924     0.5%      4.45
 South Rockfeller Avenue, Ontario, CA                          1986       1      164,140       0%             0     0.0%      0.00
 East Jurupa Street, Ontario, CA (2), (3)                      1986       1      142,404     100%       489,072     0.3%      3.43
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                       10    2,216,329      93%  $  7,725,261     4.5%    $ 3.76

Phoenix Market
 North 104th Avenue, Tolleson, AZ                              1995       1      279,279     100%  $    856,249     0.5%    $ 3.07
 North 103rd Street, Phoenix, AZ                               1999       1      279,186     100%       942,524     0.5%      3.38
 West Van Buren, Tolleson, AZ                                  1997       1      278,142     100%       868,470     0.5%      3.12
 South 84th Avenue, Tolleson, AZ                               1989       1      236,007     100%       802,488     0.5%      3.40
 South 41st Avenue, Building 2, Phoenix, AZ                    1985       1      223,740     100%       727,235     0.4%      3.25
 South 63rd Avenue, Phoenix, AZ                                1990       1      168,165     100%       511,033     0.3%      3.04
 North 47th Avenue, Phoenix, AZ                                1986       1      163,200     100%       493,035     0.3%      3.02
 South 49th Avenue, Phoenix, AZ                                1989       1      114,871     100%       358,397     0.2%      3.12
 South 55th Avenue, Phoenix, AZ                                1986       1      100,000     100%       324,000     0.2%      3.24
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        9    1,842,590     100%  $  5,883,431     3.4%    $ 3.19

San Diego Market
 Dornoch Court, San Diego, CA                                  1988       1      220,000     100%  $  1,120,384     0.7%    $ 5.09
 Newton Drive, Carlsbad, CA                                    1999       1      179,721     100%     1,189,716     0.7%      6.62
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        2      399,721     100%  $  2,310,100     1.4%    $ 5.78
                                                                        ---   ----------     ---   ------------   -----     ------
                              WEST REGION SUBTOTAL                       21    4,458,640      96%  $ 15,918,792     9.3%    $ 3.71

SOUTHWEST REGION

Dallas Market
 DFW Trade Center, Building 1, Grapevine, TX                   1996       1      540,000     100%  $  1,705,803     1.0%    $ 3.16
 Patriot Drive, Building 2, Coppell, TX                        1997       1      503,074     100%     1,644,780     1.0%      3.27
 DFW Trade Center, Building 2, Grapevine, TX                   1997       1      440,000     100%     1,278,000     0.7%      2.90
 Luna Road, Carrollton, TX                                     1996       1      205,400     100%       679,992     0.4%      3.31
 Patriot Drive, Building 1, Coppell, TX                        1997       1      142,748     100%       470,304     0.3%      3.29
 Airline Drive, Building 2, Coppell, TX                        1990       1      140,800     100%       528,000     0.3%      3.75
                                                                        ---   ----------     ---   ------------   -----     ------
                         SOUTHWEST REGION SUBTOTAL                        6    1,972,022     100%  $  6,306,879     3.7%    $ 3.20

MIDWEST REGION

Chicago Market
 West 73rd Street, Building 2, Bedford Park, IL                1986       1      380,269     100%  $  1,235,874     0.7%    $ 3.25
 Crossroads Parkway, Bolingbrook, IL                           1995       1      299,520     100%     1,103,331     0.7%      3.68
 Mark Street, Wood Dale, IL                                    1985       1      234,000      55%       557,687     0.3%      4.37
 West 73rd Street, Building 1, Bedford Park, IL                1982       1      233,282      70%       523,362     0.3%      3.21

                                                                                 Rentable Sq. Ft.          Annualized Net Rent(1)
                                                                                 ----------------          ----------------------
                                                                    Number
                                                              Year      of                                       Percent       Per
                                                             Built/    Pro-               Percent                     of    Leased
Property Type and Location                                Renovated  erties       Number   Leased        Amount    Total   Sq. Ft.
--------------------------                                ---------  ------       ------   ------        ------    -----   -------
 West 73rd Street, Building 3, Bedford Park, IL                1979       1      232,000      44%       333,012     0.2%      3.25
 Arthur Avenue, Elk Grove, IL                             1978/1995       1      230,768     100%       745,380     0.4%      3.23
 Harvester Drive, Chicago, IL                                  1974       1      212,922     100%       692,430     0.4%      3.25
 Remington Street, Bolingbrook, IL                             1996       1      212,333     100%       814,784     0.5%      3.84
 Ambassador Road, Naperville, IL                               1996       1      203,500     100%       817,025     0.5%      4.01
 South Frontenac, Naperville, IL                               1975       1      200,117     100%       651,556     0.4%      3.26
 North Raddant Road, Batavia, IL                               1991       1      170,462     100%       711,954     0.4%      4.18
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                       11    2,609,173      88%  $  8,186,395     4.8%    $ 3.55

Cincinnati/Northern Kentucky Market
 Holton Drive, Independence, KY                                1996       1      352,000     100%  $    991,951     0.6%    $ 2.82
 Kingsley Drive, Building 2, Cincinnati, OH                    1981       1      249,402     100%       753,359     0.5%      3.02
 International Road, Building 2, Cincinnati, OH                1990       1      204,800     100%       721,520     0.4%      3.52
 International Road, Building 1, Cincinnati, OH                1990       1      192,000     100%       547,200     0.3%      2.85
 International Way, Hebron, KY                                 1990       1      192,000     100%       528,000     0.3%      2.75
 Kingsley Drive, Building 1, Cincinnati, OH                    1981       1      154,004     100%       504,152     0.3%      3.27
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        6    1,344,206     100%  $  4,046,182     2.4%    $ 3.01

Columbus Market
 Westbelt Drive, Building 2, Columbus, OH                      1980       1      229,200     100%  $    584,460     0.3%    $ 2.55
 Equity Drive, Building 1, Columbus, OH                        1980       1      227,480     100%       640,832     0.4%      2.82
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        2      456,680     100%  $  1,225,292     0.7%    $ 2.68

Other Market
 North State Road #9, Howe, IN                                 1988       1      346,515     100%  $    748,472     0.5%    $ 2.16
                                                                        ---   ----------     ---   ------------   -----     ------
                           MIDWEST REGION SUBTOTAL                       20    4,756,574      94%  $ 14,206,341     8.4%    $ 3.19

SOUTHEAST REGION

Atlanta Market
 Highway 316, Dacula, GA                                       1989       1      326,019     100%  $  1,117,779     0.6%    $ 3.43
 Westgate Parkway, Fulton County, GA                           1988       1      231,835     100%       695,505     0.4%      3.00
 Evergreen Boulevard, Building 1, Duluth, GA                   1999       1      180,000     100%       711,000     0.4%      3.95
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        3      737,854     100%  $  2,524,284     1.4%    $ 3.42

Charlotte Market
 Marine Drive, Rock Hill, SC                                   1997       1      471,744     100%  $  1,369,236     0.8%    $ 2.90
 Nations Ford Road, Charlotte, NC                              1999       1      259,200     100%       870,378     0.5%      3.36
 Westinghouse Boulevard, Building 3, Charlotte, NC             1994       1      183,551     100%       611,742     0.4%      3.33
 Reames Road, Charlotte, NC                                    1994       1      105,600     100%       328,874     0.2%      3.11
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        4    1,020,095     100%  $  3,180,230     1.9%    $ 3.12

Memphis Market
 Pilot Drive, Memphis, TN                                      1987       1      336,080     100%  $    864,286     0.5%    $ 2.57
                                                                        ---   ----------     ---   ------------   -----     ------
Orlando Market
 Landstreet Road, Building 1, Orlando, FL                      1997       1      355,732     100%  $  1,639,782     0.9%    $ 4.61
                                                                        ---   ----------     ---   ------------   -----     ------
                         SOUTHEAST REGION SUBTOTAL                        9    2,449,761     100%  $  8,208,582     4.7%    $ 3.35

NORTHEAST REGION

Baltimore/Washington Market
 Oceano Avenue, Jessup, MD                                     1987       1      243,895     100%  $    853,633     0.5%    $ 3.50
 Tar Bay Drive, Jessup, MD                                     1990       1      210,000     100%       672,136     0.4%      3.20
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        2      453,895     100%  $  1,525,769     0.9%    $ 3.36

                                                                                 Rentable Sq. Ft.          Annualized Net Rent(1)
                                                                                 ----------------          ----------------------
                                                                    Number
                                                              Year      of                                       Percent       Per
                                                             Built/    Pro-               Percent                     of    Leased
Property Type and Location                                Renovated  erties       Number   Leased        Amount    Total   Sq. Ft.
--------------------------                                ---------  ------       ------   ------        ------    -----   -------
Harrisburg Market
 Cumberland Parkway, Harrisburg, PA                            1992       1      340,000     100%  $  1,144,967     0.7%    $ 3.37
 Brackbill Boulevard, Building 1, Mechanicsburg, PA       1984/1994       1      259,200     100%       913,069     0.5%      3.52
 Brackbill Boulevard, Building 2, Mechanicsburg, PA       1986/1994       1      235,200     100%       828,432     0.5%      3.52
 Fulling Mill Road, Harrisburg, PA                             1999       1      186,000     100%       716,474     0.4%      3.85
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        4    1,020,400     100%  $  3,602,942     2.1%    $ 3.53

New York/New Jersey Market
 Herrod Boulevard, South Brunswick, NJ                    1989/1998       1      400,000     100%  $  1,658,449     1.0%    $ 4.15
 South Middlesex Avenue, Building 1, Cranbury, NJ              1989       1      204,369     100%       735,728     0.4%      3.60
 Birch Creek Road, Bridgeport, NJ                         1991/1997       1      203,229     100%       792,463     0.5%      3.90
 Pepes Farm Road, Milford, CT                                  1980       1      200,000      50%       515,000     0.3%      5.15
 Pierce Street, Franklin Township, NJ                          1984       1      182,764     100%       913,824     0.5%      5.00
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        5    1,190,362      92%  $  4,615,464     2.7%    $ 4.23
                                                                        ---   ----------     ---   ------------   -----     ------
                         NORTHEAST REGION SUBTOTAL                       11    2,664,657      96%  $  9,744,175     5.7%    $ 3.80
                                                                        ---   ----------     ---   ------------   -----     ------

BULK DISTRIBUTION PROPERTIES TOTAL                                       67   16,301,654      97%  $ 54,384,769    31.8%    $ 3.46

MULTITENANT DISTRIBUTION PROPERTIES:

WEST REGION

Los Angeles Market
 East Dyer Road, Santa Ana, CA                            1954/1965       1      372,096      72%  $  1,268,134     0.7%    $ 4.72
 Alondra Boulevard, La Mirada, CA                         1969/1975       1      237,089     100%       910,421     0.5%      3.84
 West Rincon Street, Corona, CA                                1986       1      162,900     100%       752,400     0.4%      4.62
 Industry Circle, La Mirada, CA                           1966/1973       1      112,946     100%       555,696     0.3%      4.92
 12th Street, Chino, CA                                        1990       1      104,600     100%       416,400     0.3%      3.98
 North San Fernando Road, Building 1, Los Angeles, CA          1965       1      102,800     100%       679,921     0.4%      6.61
 West Manville Street, Rancho Dominguez, CA                    1980       1      100,000     100%       438,000     0.3%      4.38
 East Vista Bella Way, Rancho Dominguez, CA                    1973       1      100,000     100%       444,000     0.3%      4.44
 East Santa Ana Street, Building 1, Ontario, CA                1990       1       98,782     100%       355,615     0.2%      3.60
 Jersey Court, Rancho Cucamonga, CA                            1989       1       88,134     100%       291,000     0.2%      3.30
 Tyburn Street, Los Angeles, CA                                1965       1       85,142     100%       559,572     0.3%      6.57
 East Cedar Street, Ontario, CA                                1999       1       81,322     100%       398,181     0.2%      4.90
 North San Fernando Road, Building 2, Los Angeles, CA          1965       1       80,500     100%       674,107     0.4%      8.37
 Parco Street, Ontario, CA                                     1999       1       72,000     100%       309,960     0.2%      4.31
 South Parco Street, Ontario, CA                               1999       1       71,484     100%       381,502     0.2%      5.34
 East Santa Ana Street, Building 2, Ontario, CA                1990       1       62,398     100%       224,632     0.1%      3.60
 North San Fernando Road, Building 3, Los Angeles, CA          1965       1       58,860     100%       458,342     0.3%      7.79
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                       17    1,991,053      95%  $  9,117,883     5.3%    $ 4.83

Phoenix Market
 South 40th Avenue, Building 3, Phoenix, AZ                    1987       1      201,600     100%  $    665,280     0.4%    $ 3.30
 South 41st Avenue, Building 1, Phoenix, AZ                    1989       1      161,230     100%       459,505     0.3%      2.85
 South 39th Avenue, Phoenix, AZ                                1989       1      159,450     100%       677,391     0.4%      4.25
 44th Avenue, Phoenix, AZ                                      1997       1      144,592     100%       513,434     0.3%      3.55
 South 53rd Avenue, Phoenix, AZ                                1987       1      127,680     100%       360,057     0.2%      2.82
 South 40th Avenue, Building 2, Phoenix, AZ                    1989       1      127,042     100%       384,872     0.2%      3.03
 South 40th Avenue, Building 1, Phoenix, AZ                    1990       1      126,360     100%       368,582     0.2%      2.92
 South 9th Street, Phoenix, AZ                                 1983       1       89,423     100%       482,884     0.3%      5.40
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        8    1,137,377     100%  $  3,912,005     2.3%    $ 3.44

San Francisco Market
 Cherry Street, Building 2, Newark, CA                         1960       1      274,349     100%  $  1,078,017     0.6%    $ 3.93
 Cherry Street, Building 1, Newark, CA                         1990       1      226,322      60%       855,341     0.5%      6.28

                                                                                 Rentable Sq. Ft.          Annualized Net Rent(1)
                                                                                 ----------------          ----------------------
                                                                    Number
                                                              Year      of                                       Percent       Per
                                                             Built/    Pro-               Percent                     of    Leased
Property Type and Location                                Renovated  erties       Number   Leased        Amount    Total   Sq. Ft.
--------------------------                                ---------  ------       ------   ------        ------    -----   -------
 McLaughlin Avenue, San Jose, CA                               1975       1      134,483     100%       736,008     0.4%      5.47
 Cherry Street, Building 3, Newark, CA                         1990       1      108,170     100%       811,361     0.5%      7.50
 Reed Avenue, Building 2, West Sacramento, CA (2)              1988       1      105,600     100%       461,460     0.3%      4.37
 Reed Avenue, Building 1, West Sacramento, CA (2)              1988       1      103,110     100%       471,765     0.3%      4.58
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        6      952,034      91%  $  4,413,952     2.6%    $ 5.12

Seattle Market
 Kent West Corporate Park, II, Kent, WA                        1989       1      250,820     100%  $    993,624     0.6%    $ 3.96
                                                                        ---   ----------     ---   ------------   -----     ------
                              WEST REGION SUBTOTAL                       32    4,331,284      96%  $ 18,437,464    10.8%    $ 4.46

SOUTHWEST REGION

Dallas Market
 North Lake Drive, Coppell, TX                                 1982       1      230,400     100%  $    730,266     0.4%    $ 3.17
 East Plano Parkway, Plano, TX                                 1998       1      210,560     100%       989,640     0.6%      4.70
 Regency Crest Drive, Dallas, TX                               1999       1      176,635     100%       627,521     0.4%      3.55
 Hillguard Road, Building 3, Dallas, TX                        1980       1      122,798     100%       432,436     0.2%      3.52
 10th Street, Building 2, Plano, TX                            1997       1      107,260     100%       430,968     0.2%      4.02
 10th Street, Building 1, Plano, TX                            1997       1       99,679     100%       439,824     0.3%      4.41
 Diplomat Drive, Building 2, Farmers Branch, TX                1984       1       82,756     100%       330,305     0.2%      3.99
 113th Street, Arlington, TX                                   1979       1       79,735     100%       291,032     0.2%      3.65
 Airline Drive, Building 1, Coppell, TX                        1991       1       75,000     100%       262,500     0.2%      3.50
 Hillguard Road, Building 2, Dallas, TX                        1980       1       71,565     100%       228,035     0.1%      3.19
 Hillguard Road, Building 1, Dallas, TX                        1980       1       53,647     100%       185,859     0.1%      3.46
                                                                        ---   ----------     ---   ------------   -----     ------
                            SOUTHWEST REGION TOTAL                       11    1,310,035     100%  $  4,948,386     2.9%    $ 3.78

MIDWEST REGION

Chicago Market
 Medinah Road, Building 1, Chicago, IL                         1986       1      319,459     100%  $  1,741,840     1.0%    $ 5.45
 Medinah Road, Building 2, Chicago, IL                         1986       1      160,799     100%       876,751     0.5%      5.45
 Greenleaf Avenue, Elk Grove Village, IL                  1968/1995       1      150,000     100%       668,607     0.4%      4.46
 High Grove Lane, Naperville, IL                               1994       1       95,000       0%             0     0.0%      0.00
 South 78th Avenue, Hickory Hills, IL                          1981       1       83,096      65%       229,799     0.2%      4.28
 Swenson Avenue, St. Charles, IL                               1988       1       81,110     100%       320,039     0.2%      3.95
 Western Avenue, Lisle, IL                                1979/1985       1       67,996     100%       396,743     0.2%      5.83
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        7      957,460      87%  $  4,233,779     2.5%    $ 5.08

Cincinnati/Northern Kentucky Market
 Lake Forest Drive, Building 1, Blue Ash, OH                   1978       1      239,891     100%  $    661,885     0.4%    $ 2.76
 Lake Forest Drive, Building 2, Blue Ash, OH                   1979       1      176,956     100%       522,711     0.3%      2.95
 Kenwood Road, Building 2, Blue Ash, OH                        1975       1      144,843     100%       331,690     0.2%      2.29
 Kenwood Road, Building 1, Blue Ash, OH                        1965       1      121,284     100%       283,121     0.2%      2.33
 Kenwood Road, Building 3, Blue Ash, OH                        1964       1      103,415     100%       236,820     0.1%      2.29
 Kenwood Road, Building 4, Blue Ash, OH                        1969       1      102,100     100%       256,275     0.1%      2.51
 Kenwood Road, Building 7, Blue Ash, OH                        1973       1      100,320     100%       225,720     0.1%      2.25
 Kenwood Road, Building 5, Blue Ash, OH                        1970       1      100,000     100%       305,000     0.2%      3.05
 Kenwood Road, Building 6, Blue Ash, OH                        1971       1       98,093     100%       295,312     0.2%      3.02
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        9    1,186,902     100%  $  3,118,534     1.8%    $ 2.63

Columbus Market
 Port Road, Building 1, Franklin County, OH                    1995       1      205,109      76%  $    434,343     0.3%    $ 2.77
 Westbelt Drive, Building 1, Columbus, OH                      1980       1      202,000     100%     1,070,600     0.6%      5.30
 Twin Creek Drive, Columbus, OH                                1989       1      176,000     100%       516,207     0.3%      2.93
 Port Road, Building 2, Franklin County, OH                    1995       1      156,000     100%       457,099     0.3%      2.93
 International Street, Columbus, OH                            1988       1      152,800     100%       404,920     0.2%      2.65

                                                                                 Rentable Sq. Ft.          Annualized Net Rent(1)
                                                                                 ----------------          ----------------------
                                                                    Number
                                                              Year      of                                       Percent       Per
                                                             Built/    Pro-               Percent                     of    Leased
Property Type and Location                                Renovated  erties       Number   Leased        Amount    Total   Sq. Ft.
--------------------------                                ---------  ------       ------   ------        ------    -----   -------
 Dividend Drive, Columbus, OH                                  1980       1      144,850     100%       443,241     0.3%      3.06
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        6    1,036,759      95%  $  3,326,410     2.0%    $ 3.37

Minneapolis Market
 Lexington Avenue, Eagan, MN                              1979/1984       1      184,432      71%  $    399,764     0.2%    $ 3.05
 Trenton Lane, Plymouth, MN                                    1994       1      122,032     100%       617,930     0.4%      5.06
 Woodale Drive, Building 1, Mounds View, MN                    1992       1       78,016     100%       387,131     0.2%      4.96
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        3      384,480      86%  $  1,404,825     0.8%    $ 4.24

Other Market
 Sysco Court, Grand Rapids, MI                                 1985       1       62,700     100%  $    372,957     0.2%    $ 5.95
                                                                        ---   ----------     ---   ------------   -----     ------
                           MIDWEST REGION SUBTOTAL                       26    3,628,301      94%  $ 12,456,505     7.3%    $ 3.66

SOUTHEAST REGION

Atlanta Market
 Westpark Drive, Building 1, Atlanta, GA                       1981       1      216,074     100%  $    539,189     0.3%    $ 2.50
 Buford Highway, Duluth, GA                                    1995       1      210,000     100%       628,476     0.4%      2.99
 Summit Ridge Parkway, Building 2, Duluth, GA                  1995       1      173,360     100%       548,092     0.3%      3.16
 Atlanta Industrial Drive, Atlanta, GA                         1986       1      161,965     100%       428,969     0.4%      2.65
 Summit Ridge Parkway, Building 1, Duluth, GA                  1997       1      152,282     100%       533,490     0.3%      3.50
 Northmont Parkway, Building 2, Duluth, GA                     1999       1      145,940     100%       644,013     0.4%      4.41
 Evergreen Boulevard, Building 2, Duluth, GA                   1999       1      140,250     100%       487,409     0.3%      3.48
 Northmont Parkway, Builidng 5, Duluth, GA                     2000       1      132,912     100%       637,977     0.4%      4.80
 Westpark Drive, Building 2, Atlanta, GA                       1981       1      130,722     100%       281,699     0.1%      2.15
 Northmont Parkway, Building 1, Duluth, GA                     1998       1      123,537     100%       542,385     0.3%      4.39
 Summit Ridge Parkway, Building 3, Duluth, GA                  1996       1      100,800     100%       323,568     0.2%      3.21
 Northmont Parkway, Building 3, Duluth, GA                     2000       1       90,000     100%       360,000     0.2%      4.00
 Williams Drive, Building 1, Marietta, GA                      1987       1       84,124     100%       347,275     0.2%      4.13
 Williams Drive, Building 2, Marietta, GA                      1987       1       70,164     100%       253,944     0.1%      3.62
 Williams Drive, Building 3, Marietta, GA                      1987       1       54,032     100%       229,449     0.1%      4.25
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                       15    1,986,162     100%  $  6,785,935     4.0%    $ 3.42

Charlotte Market
 Westinghouse Boulevard, Building 4, Charlotte, NC             1988       1      159,085     100%  $    548,844     0.3%    $ 3.45
 Brookford Street, Charlotte, NC                          1984/1999       1      122,000     100%       400,550     0.2%      3.28
 Westinghouse Boulevard, Building 1, Charlotte, NC             1994       1      121,900     100%       418,464     0.3%      3.43
 Cordage Street, Charlotte, NC                                 1981       1      112,000     100%       360,555     0.2%      3.22
 Westinghouse Boulevard, Building 2, Charlotte, NC             1992       1      104,000     100%       351,157     0.2%      3.38
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        5      618,985     100%  $  2,079,570     1.2%    $ 3.36

Orlando Market
 Orlando Central Park, Building 3, Orlando, FL                 1991       1      356,583     100%  $  1,473,613     0.9%    $ 4.13
 Orlando Central Park, Building 1, Orlando, FL                 1988       1      267,432     100%       937,200     0.5%      3.50
 Orlando Central Park, Building 2, Orlando, FL            1983/1998       1      156,660     100%       501,312     0.3%      3.20
 Orlando Central Park, Building 5, Orlando, FL            1985/1998       1      139,800     100%       514,618     0.3%      3.68
 Orlando Central Park, Building 4, Orlando, FL            1984/1998       1      133,424     100%       485,219     0.3%      3.64
 Orlando Central Park, Building 6, Orlando, FL            1986/1998       1      119,000      43%       184,232     0.1%      3.60
 Exchange Drive, Orlando, FL                              1979/1998       1      115,728     100%       452,314     0.3%      3.91
 Kingspointe Parkway, Orlando, FL                              1991       1      101,903     100%       344,690     0.2%      3.38
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        8    1,390,530      95%  $  4,893,198     2.9%    $ 3.70

South Florida Market
 Northwest 70th Avenue, Miami, FL                              1977       1      215,019     100%  $  1,126,219     0.7%    $ 5.24
                                                                        ---   ----------     ---   ------------   -----     ------
                         SOUTHEAST REGION SUBTOTAL                       29    4,210,696      98%  $ 14,884,922     8.8%    $ 3.59

                                                                                 Rentable Sq. Ft.          Annualized Net Rent(1)
                                                                                 ----------------          ----------------------
                                                                    Number
                                                              Year      of                                       Percent       Per
                                                             Built/    Pro-               Percent                     of    Leased
Property Type and Location                                Renovated  erties       Number   Leased        Amount    Total   Sq. Ft.
--------------------------                                ---------  ------       ------   ------        ------    -----   -------
NORTHEAST REGION

Baltimore/Washington Market
 Stayton Drive, Jessup, MD                                     1985       1      125,800     100%  $    518,262     0.3%    $ 4.12
 Bollman Place, Savage, MD                                     1985       1      104,409     100%       490,730     0.3%      4.70
 Port Capital Drive, Jessup, MD                                1974       1       94,381     100%       460,962     0.2%      4.88
 Greenwood Place, Savage, MD                                   1985       1       77,424     100%       323,027     0.2%      4.17
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        4      402,014     100%  $  1,792,981     1.0%    $ 4.46

Boston Market
 Sunnyslope Avenue, Tewksbury, MA                              1987       1      153,641     100%  $    743,216     0.4%    $ 4.84
 Kenwood Circle, Franklin, MA                                  1987       1      153,369     100%       601,334     0.4%      3.92
 South Street, Hopkinton, MA                                   1987       1       70,600     100%       372,855     0.2%      5.28
 Progress Road, Building 2, Billerica, MA                      1988       1       69,500     100%       369,575     0.2%      5.32
 Progress Road, Building 1, Billerica, MA                      1988       1       57,600     100%       362,700     0.2%      6.30
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        5      504,710     100%  $  2,449,680     1.4%    $ 4.85

Harrisburg Market
 Ritter Road, Mechanicsburg, PA                                1986       1       37,800     100%  $    248,970     0.2%    $ 6.59
                                                                        ---   ----------     ---   ------------   -----     ------
New York/New Jersey Market
 Port Jersey Boulevard, Building 1, Port Jersey, NJ       1974/1982       1      425,121      50%  $    921,689     0.5%    $ 4.35
 Industrial Drive, Building 1, Port Jersey, NJ                 1976       1      263,717     100%     1,028,496     0.6%      3.90
 Colony Road, Building 1, Jersey City, NJ                      1976       1      262,453     100%       918,438     0.5%      3.50
 Port Jersey Boulevard, Building 2, Port Jersey, NJ       1974/1982       1      204,564     100%       754,841     0.5%      3.69
 South Middlesex Avenue, Building 2, Cranbury, NJ              1982       1      203,404     100%       915,318     0.5%      4.50
 Industrial Drive, Building 2, Port Jersey, NJ                 1976       1      154,000     100%       615,996     0.4%      4.00
 Colony Road, Building 2, Jersey City, NJ                      1974       1      124,933     100%       499,731     0.3%      4.00
 Industrial Drive, Building 3, Port Jersey, NJ                 1972       1       45,274     100%       192,414     0.1%      4.25
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        8    1,683,466      87%  $  5,846,923     3.4%    $ 3.98
                                                                        ---   ----------     ---   ------------   -----     ------
                         NORTHEAST REGION SUBTOTAL                       18    2,627,990      92%  $ 10,338,554     6.0%    $ 4.28
                                                                        ---   ----------     ---   ------------   -----     ------
MULTITENANT DISTRIBUTION
PROPERTIES TOTAL                                                        116   16,108,306      96%  $ 61,065,831    35.8%    $ 3.96

WORKSPACE PROPERTIES:

WEST REGION

Los Angeles Market
 Kovacs Lane, Huntington Beach, CA (2)                         1988       1      125,000       0%  $          0     0.0%    $ 0.00
 Lassen Street, Chatsworth, CA                                 1968       1      124,518     100%       754,579     0.4%      6.06
 East Howell Avenue, Building 1, Anaheim, CA                   1968       1       81,475     100%       347,385     0.2%      4.26
 North San Fernando Road, Building 4, Los Angeles, CA          1992       1       66,410     100%       621,167     0.4%      9.35
 Commonwealth Avenue, Fullerton, CA                            1965       1       64,292     100%       261,551     0.2%      4.07
 Artesia Avenue, Building 2, Fullerton, CA                     1991       1       60,502     100%       299,317     0.2%      4.95
 Artesia Avenue, Building 1, Fullerton, CA                     1991       1       55,498     100%       301,446     0.2%      5.43
 Lincoln Way, Building 3, Garden Grove, CA                     1983       1       43,097     100%       367,551     0.2%      8.53
 Lincoln Way, Building 4, Garden Grove, CA                     1983       1       41,929     100%       322,567     0.2%      7.69
 North San Fernando Road, Building 5, Los Angeles, CA          1992       1       41,894     100%       358,134     0.2%      8.55
 Lincoln Way, Building 2, Garden Grove, CA                     1986       1       41,184     100%       389,601     0.2%      9.46
 Lincoln Way, Building 1, Garden Grove, CA                     1983       1       37,060     100%       296,648     0.2%      8.00
 Wilshire Avenue, Building 2, Santa Ana, CA                    1986       1       36,927     100%       235,603     0.1%      6.38
 Union Place, Building 2, Simi Valley, CA                      1987       1       36,538     100%       330,847     0.2%      9.05
 Shoemaker Avenue, Building 1, Santa Fe Springs, CA            1989       1       36,485     100%       195,924     0.1%      5.37
 Connector Lane, Huntington Beach, CA                          1986       1       34,821     100%       258,557     0.2%      7.43
 Shoemaker Avenue, Building 3, Santa Fe Springs, CA            1989       1       27,550     100%       150,635     0.1%      5.47

                                                                                 Rentable Sq. Ft.          Annualized Net Rent(1)
                                                                                 ----------------          ----------------------
                                                                    Number
                                                              Year      of                                       Percent       Per
                                                             Built/    Pro-               Percent                     of    Leased
Property Type and Location                                Renovated  erties       Number   Leased        Amount    Total   Sq. Ft.
--------------------------                                ---------  ------       ------   ------        ------    -----   -------
 East 166th Street, Cerritos, CA                               1978       1       27,072     100%       240,399     0.2%      8.88
 Wilshire Avenue, Building 3, Santa Ana, CA                    1986       1       26,762     100%       183,052     0.1%      6.84
 Royal Avenue, Simi Valley, CA                                 1988       1       26,120     100%       200,601     0.1%      7.68
 East Howell Avenue, Building 2, Anaheim, CA                   1991       1       25,962     100%       137,076     0.1%      5.28
 Union Place, Building 1, Simi Valley, CA                      1985       1       22,710     100%       151,653     0.1%      6.68
 Wilshire Avenue, Building 1, Santa Ana, CA                    1986       1       18,500     100%       111,000     0.1%      6.00
 Shoemaker Avenue, Building 2, Santa Fe Springs, CA            1989       1       17,800       0%             0     0.0%      0.00
 North San Fernando Road, Building 6, Los Angeles, CA          1993       1       17,000     100%       233,750     0.1%     13.75
 Shoemaker Avenue, Building 4, Santa Fe Springs, CA            1989       1       10,784     100%        58,104     0.0%      5.39
 Anza Drive, Building 1, Valencia, CA                          1990       1       10,296     100%        65,982     0.0%      6.41
 Anza Drive, Building 3, Valencia, CA                          1990       1        8,663     100%        65,376     0.0%      7.55
 Anza Drive, Building 2, Valencia, CA                          1990       1        7,944     100%        59,439     0.0%      7.48
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                       29    1,174,793      88%  $  6,997,944     4.1%    $ 6.78

Phoenix Market
 East Watkins Street, Phoenix, AZ                              1998       1      101,932     100%  $    952,247     0.5%    $ 9.34
 South 16th Street, Phoenix, AZ                                1998       1       85,259     100%       789,129     0.5%      9.26
 East Encanto Drive, Tempe, AZ                                 1990       1       81,817     100%       352,336     0.2%      4.31
 South Priest Drive, Tempe, AZ                                 1998       1       54,900     100%       394,200     0.2%      7.18
 East University Drive, Building 4, Phoenix, AZ                1988       1       33,841     100%       320,637     0.2%      9.47
 West Alameda Drive, Building 1, Tempe, AZ                     1984       1       30,606      67%       110,181     0.1%      5.40
 West Alameda Drive, Building 2, Tempe, AZ                     1984       1       30,606     100%       162,404     0.1%      5.31
 West Alameda Drive, Building 3, Tempe, AZ                     1984       1       30,606     100%       148,770     0.1%      4.86
 West Alameda Drive, Building 4, Tempe, AZ                     1984       1       30,606     100%       163,435     0.1%      5.34
 East University Drive, Building 3, Phoenix, AZ                1988       1       25,321     100%       246,632     0.1%      9.74
 East University Drive, Building 5, Phoenix, AZ                1988       1       23,362      93%       205,674     0.1%      9.50
 East University Drive, Building 1, Phoenix, AZ                1988       1       15,633     100%       147,315     0.1%      9.42
 East University Drive, Building 2, Phoenix, AZ                1984       1       11,441     100%       117,615     0.1%     10.28
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                       13      555,930      98%  $  4,110,575     2.4%    $ 7.56

San Diego Market
 Avenida Encinas, Building 2, Carlsbad, CA                     1993       1      126,008     100%  $    752,689     0.4%    $ 5.97
 Avenida Encinas, Building 1, Carlsbad, CA                     1972       1       80,000     100%       689,758     0.4%      8.62
 Airway Road, Building 2, Otay Mesa, CA                        1996       1       78,296     100%       481,771     0.3%      6.15
 Goldentop Road, San Diego, CA                                 1997       1       66,448     100%       646,143     0.4%      9.72
 Oak Ridge Way, Vista, CA                                      1999       1       53,239     100%       403,428     0.2%      7.58
 Airway Road, Building 1, Otay Mesa, CA                        1996       1       44,840     100%       242,756     0.1%      5.41
 Aldergrove Avenue, Escondido, CA                              1996       1       42,333     100%       279,397     0.2%      6.60
 Kellogg Avenue, Carlsbad, CA                                  1991       1       39,900     100%       315,881     0.2%      7.92
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        8      531,064     100%  $  3,811,823     2.2%    $ 7.18

San Francisco Market
 Brisbane Industrial Park, Building 10, Brisbane, CA           1961       1      116,400     100%  $     89,773     0.1%    $ 0.77
 Huntwood Avenue, Hayward, CA                                  1982       1       62,031     100%       512,403     0.3%      8.26
 Brisbane Industrial Park, Building 13, Brisbane, CA           1962       1       58,000     100%       389,760     0.2%      6.72
 Brisbane Industrial Park, Building 9, Brisbane, CA            1966       1       43,500     100%       325,685     0.2%      7.49
 Brisbane Industrial Park, Building 4, Brisbane, CA            1968       1       40,680     100%       266,442     0.2%      6.55
 Brisbane Industrial Park, Building 1, Brisbane, CA            1961       1       39,800     100%       231,445     0.1%      5.82
 Brisbane Industrial Park, Building 5, Brisbane, CA            1966       1       37,040     100%       232,391     0.2%      6.27
 Brisbane Industrial Park, Building 11, Brisbane, CA           1968       1       35,744     100%       220,897     0.1%      6.18
 Brisbane Industrial Park, Building 7, Brisbane, CA            1967       1       32,211     100%       223,544     0.1%      6.94
 Brisbane Industrial Park, Building 6, Brisbane, CA            1963       1       31,745     100%       222,581     0.1%      7.01
 Brisbane Industrial Park, Building 12, Brisbane, CA           1968       1       24,786     100%       231,996     0.1%      9.36
 Brisbane Industrial Park, Building 3, Brisbane, CA       1969/1998       1       23,586     100%       213,530     0.1%      9.05
 Brisbane Industrial Park, Building 2, Brisbane, CA            1960       1       21,186     100%       153,585     0.1%      7.25
 Brisbane Industrial Park, Building 14, Brisbane, CA           1969       1       19,100     100%       104,496     0.1%      5.47
 Brisbane Industrial Park, Building 8, Brisbane, CA            1961       1       18,600     100%       145,080     0.1%      7.80
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                       15      604,409     100%  $  3,563,608     2.1%    $ 5.90

                                                                                 Rentable Sq. Ft.          Annualized Net Rent(1)
                                                                                 ----------------          ----------------------
                                                                    Number
                                                              Year      of                                       Percent       Per
                                                             Built/    Pro-               Percent                     of    Leased
Property Type and Location                                Renovated  erties       Number   Leased        Amount    Total   Sq. Ft.
--------------------------                                ---------  ------       ------   ------        ------    -----   -------
Seattle Market
 Kent West Corporate Park I, Building 4, Kent, WA              1989       1       57,990     100%  $    240,348     0.1%    $ 4.14
 Kent West Corporate Park I, Building 1, Kent, WA              1989       1       41,700     100%       524,568     0.3%     12.58
 Kent West Corporate Park I, Building 3, Kent, WA              1989       1       36,250     100%       166,469     0.1%      4.59
 Kent West Corporate Park I, Building 2, Kent, WA              1989       1       16,000     100%       117,132     0.1%      7.32
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        4      151,940     100%  $  1,048,517     0.6%    $ 6.90
                                                                        ---   ----------     ---   ------------   -----     ------
                              WEST REGION SUBTOTAL                       69    3,018,136      95%  $ 19,532,467    11.4%    $ 6.82

SOUTHWEST REGION

Dallas Market
 DFW Trade Center, Building 3, Grapevine, TX                   1997       1      202,361     100%  $  1,723,670     1.0%    $ 8.52
 Shiloh Road, Plano, TX                                        1998       1       76,320     100%       420,516     0.2%      5.51
 Avenue F, Plano, TX                                           1984       1       73,086      78%       444,988     0.2%      7.81
 Bradley Lane, Carrollton, TX                                  1984       1       56,531     100%       215,892     0.1%      3.82
 East Collins Boulevard, Richardson, TX                        1985       1       56,460     100%       323,954     0.2%      5.74
 Diplomat Drive, Building 1, Farmers Branch, TX                1997       1       53,375     100%       325,044     0.2%      6.09
 Capital Avenue, Building 1, Plano, TX                         1986       1       50,270     100%       273,229     0.2%      5.44
 Capital Avenue, Building 2, Plano, TX                         1986       1       50,270     100%       276,485     0.2%      5.50
                                                                        ---   ----------     ---   ------------   -----     ------
                  SOUTHWEST REGION/MARKET SUBTOTAL                        8      618,673      97%  $  4,003,778     2.3%    $ 6.64

MIDWEST REGION

Chicago Market
 Beeline Drive/Meyer Road, Bensenville, IL                     1968       1       96,550     100%  $    447,114     0.2%    $ 4.63
 Business Center, Building 2, Mount Prospect, IL               1989       1       79,900      86%       641,356     0.4%      9.32
 Tower Lane, Bensenville, IL                                   1977       1       76,737     100%       462,642     0.3%      6.03
 Territorial Drive, Building 2, Bolingbrook, IL                1998       1       58,037     100%       313,385     0.2%      5.40
 Feehanville Drive, Mount Prospect, IL                         1987       1       57,150     100%       454,342     0.3%      7.95
 Kingsland Drive, Batavia, IL                                  1990       1       54,522      94%       250,515     0.1%      4.86
 Territorial Drive, Building 1, Bolingbrook, IL                1998       1       51,874     100%       288,131     0.1%      5.55
 Remington Boulevard, Bolingbrook, IL                          1996       1       45,220     100%       226,100     0.1%      5.00
 Business Center, Building 1, Mount Prospect, IL               1985       1       43,250     100%       378,005     0.2%      8.74
 Northpoint Court, Bolingbrook, IL                             1998       1       32,100     100%       162,261     0.1%      5.05
 Penny Lane, Building 1, Schaumburg, IL                        1988       1       27,742     100%       131,370     0.1%      4.74
 Penny Lane, Building 2, Schaumburg, IL                        1988       1       20,722     100%       101,304     0.1%      4.89
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                       12      643,804      98%  $  3,856,525     2.2%    $ 6.12

Cincinnati/Northern Kentucky Market
 Kentucky Drive, Florence, KY                                  1991       1      128,077     100%  $    367,515     0.2%    $ 2.87
 Empire Drive, Building 3, Florence, KY                        1991       1      101,250     100%       318,999     0.2%      3.15
 Airport Exchange Drive, Erlanger, KY                          1997       1       67,749     100%       464,433     0.3%      6.86
 Creek Road, Blue Ash, OH                                      1983       1       66,210     100%       611,779     0.4%      9.24
 Foundation Drive, Building 2, Elsmere, KY                1983/1985       1       62,560     100%       297,159     0.2%      4.75
 Empire Drive, Building 2, Florence, KY                        1990       1       47,842     100%       202,723     0.1%      4.24
 Empire Drive, Building 1, Florence, KY                        1990       1       47,840     100%       136,270     0.1%      2.85
 Jamike Drive, Building 4, Erlanger, KY                        1988       1       42,606      90%       141,702     0.1%      3.71
 Turfway Road, Building 3, Erlanger, KY                        1996       1       41,839     100%       154,800     0.1%      3.70
 Turfway Road, Building 2, Erlanger, KY                        1990       1       39,396     100%       188,497     0.1%      4.78
 Jamike Drive, Building 3, Erlanger, KY                        1986       1       38,900     100%       188,209     0.1%      4.84
 Spiral Drive, Building 2, Florence, KY                        1989       1       34,999     100%       299,179     0.2%      8.55
 Commerce Boulevard, Loveland, OH                              1989       1       34,600     100%       171,000     0.1%      4.94
 Foundation Drive, Building 1, Elsmere, KY                     1983       1       33,000     100%       109,560     0.1%      3.32
 Jamike Drive, Building 7, Erlanger, KY                        1985       1       31,540     100%       113,089     0.1%      3.59
 Turfway Road, Building 1, Erlanger, KY                        1990       1       30,711     100%       153,513     0.1%      5.00
 Jamike Drive, Building 2, Erlanger, KY                        1986       1       26,949      92%       120,319     0.1%      4.86
 Jamike Drive, Building 6, Erlanger, KY                        1985       1       26,560     100%       101,003     0.1%      3.80
 Spiral Drive, Building 1, Florence, KY                        1988       1       26,556     100%       244,437     0.1%      9.20

                                                                                 Rentable Sq. Ft.          Annualized Net Rent(1)
                                                                                 ----------------          ----------------------
                                                                    Number
                                                              Year      of                                       Percent       Per
                                                             Built/    Pro-               Percent                     of    Leased
Property Type and Location                                Renovated  erties       Number   Leased        Amount    Total   Sq. Ft.
--------------------------                                ---------  ------       ------   ------        ------    -----   -------
 Jamike Drive, Building 5, Erlanger, KY                        1985       1       24,640     100%       125,237     0.1%      5.08
 Foundation Drive, Building 6, Elsmere, KY                     1984       1       17,500     100%        59,923     0.0%      3.42
 Jamike Drive, Building 1, Erlanger, KY                        1986       1       15,000     100%        65,499     0.0%      4.37
 Foundation Drive, Building 4, Elsmere, KY                     1983       1       12,000     100%        44,640     0.0%      3.72
 Foundation Drive, Building 5, Elsmere, KY                     1983       1       12,000     100%        48,999     0.0%      4.08
 Foundation Drive, Building 7, Elsmere, KY                     1984       1       12,000     100%        49,556     0.0%      4.13
 Foundation Drive, Building 8, Elsmere, KY                     1984       1       10,000     100%        68,000     0.0%      6.80
 Foundation Drive, Building 3, Elsmere, KY                     1990       1        7,000     100%        99,840     0.0%     14.26
 Power Line Drive, Elsmere, KY                                 1994       1        6,000     100%        38,588     0.0%      6.43
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                       28    1,045,324      99%  $  4,984,468     2.9%    $ 4.80

Columbus Market
 Equity Drive, Building 2, Columbus, OH                        1980       1      116,160     100%  $    714,614     0.4%    $ 6.15
 Alum Creek Road, Columbus, OH  (2)                            1988       1       34,600     100%       175,076     0.1%      5.06
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        2      150,760     100%  $    889,690     0.5%    $ 5.90

Minneapolis Market
 Woodale Drive, Building 3, Mounds View, MN                    1990       1      144,019     100%  $    865,040     0.4%    $ 6.01
 West 82nd Street, Bloomington, MN                             1967       1      101,465     100%       481,130     0.3%      4.74
 Woodale Drive, Building 2, Mounds View, MN                    1989       1       55,742     100%       480,996     0.3%      8.63
 Cahill Road, Edina, MN                                        1979       1       45,800     100%       256,995     0.2%      5.61
 Woodale Drive, Building 4, Mounds View, MN                    1992       1       42,551     100%       198,523     0.1%      4.67
 Monticello Lane, Maple Grove, MN                              1986       1       40,437     100%       157,704     0.1%      3.90
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        6      430,014     100%  $  2,440,388     1.4%    $ 5.68
                                                                        ---   ----------     ---   ------------   -----     ------
                           MIDWEST REGION SUBTOTAL                       48    2,269,902      99%  $ 12,171,071     7.0%    $ 5.41

SOUTHEAST REGION

Atlanta Market
 Highlands Parkway, Smyrna, GA                                 1997       1      150,000     100%  $    949,500     0.6%    $ 6.33
 Cobb International Place, Building 2, Kennesaw, GA            1996       1       68,000      70%       189,087     0.1%      3.97
 Town Park Drive, Building 1, Kennesaw, GA                     1995       1       65,830     100%       336,594     0.2%      5.11
 Cobb International Place, Building 1, Kennesaw, GA            1996       1       60,000     100%       263,901     0.2%      4.40
 Town Park Drive, Building 2, Kennesaw, GA                     1995       1       55,554     100%       259,616     0.2%      4.67
 Breckenridge, Duluth, GA                                      1999       1       54,200     100%       359,475     0.2%      6.63
 South Royal Drive, Building 1, Tucker, GA                     1987       1       53,402      90%       210,273     0.1%      4.39
 South Royal Drive, Building 2, Tucker, GA                     1987       1       43,720     100%       187,186     0.1%      4.28
 Northmont Parkway, Building 4, Duluth, GA                     1998       1       40,000     100%       251,200     0.1%      6.28
 South Royal Drive, Building 3, Tucker, GA                     1989       1       37,041     100%       169,610     0.1%      4.58
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                       10      627,747      96%  $  3,176,442     1.9%    $ 5.28

Charlotte Market
 Old Charlotte Highway, Monroe, NC                        1957/1972       1      135,000     100%  $    394,400     0.2%    $ 2.92
 Airport Road, Monroe, NC                                 1972/1999       1      118,930     100%       591,600     0.4%      4.97
 Commerce Blvd., Charlotte, NC                                 1988       1       80,640     100%       283,881     0.2%      3.52
 Woodpark Boulevard, Building 3, Charlotte, NC                 1987       1       65,850     100%       205,740     0.1%      3.12
 Woodpark Boulevard, Building 1, Charlotte, NC                 1985       1       56,000      28%        50,511     0.0%      3.28
 Woodpark Boulevard, Building 2, Charlotte, NC                 1986       1       48,600     100%       163,465     0.1%      3.36
 North I-85 Service Road, Charlotte, NC                        1988       1       44,150     100%       233,238     0.1%      5.28
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        7      549,170      93%  $  1,922,835     1.1%    $ 3.78

Orlando Market
 Landstreet Road, Building 2, Orlando, FL                      1997       1       55,456     100%  $    330,270     0.2%    $ 5.96
 Boggy Creek Road, Building 2, Orlando, FL                     1996       1       55,456     100%       325,699     0.2%      5.87
 Boggy Creek Road, Building 3, Orlando, FL                     1998       1       55,456     100%       331,679     0.2%      5.98
 Boggy Creek Road, Building 1, Orlando, FL                     1992       1       52,500      99%       264,213     0.2%      5.07
 Boggy Creek Road, Building 4, Orlando, FL                     1999       1       50,108     100%       214,462     0.1%      4.28

                                                                                 Rentable Sq. Ft.          Annualized Net Rent(1)
                                                                                 ----------------          ----------------------
                                                                    Number
                                                              Year      of                                       Percent       Per
                                                             Built/    Pro-               Percent                     of    Leased
Property Type and Location                                Renovated  erties       Number   Leased        Amount    Total   Sq. Ft.
--------------------------                                ---------  ------       ------   ------        ------    -----   -------
 Landstreet Road, Building 3, Orlando, FL                      1996       1       50,018     100%       262,094     0.1%      5.24
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        6      318,994     100%  $  1,728,417     1.0%    $ 5.43
                                                                        ---   ----------     ---   ------------   -----     ------
                         SOUTHEAST REGION SUBTOTAL                       23    1,495,911      96%  $  6,827,694     4.0%    $ 4.78

NORTHEAST REGION

Baltimore/Washington Market
 Guilford Road, Annapolis Junction, MD                         1989       1       96,686     100%  $    586,124     0.4%    $ 6.06
 CABOT tech @ Beaumeade, Building 1, Ashburn, VA               2000       1       91,605     100%     1,145,063     0.6%     12.50
 Nokes Boulevard, Building 1, Sterling, VA                     1998       1       88,489     100%       748,374     0.4%      8.46
 Nokes Boulevard, Building 2, Sterling, VA                     1999       1       78,671     100%       746,296     0.4%      9.49
 Beaumeade Circle, Ashburn, VA                                 1990       1       78,274     100%       561,122     0.3%      7.17
 Corporate Boulevard, Building 1, Linthicum Heights, MD        1999       1       77,288     100%       904,956     0.5%     11.71
 Oakville Industrial Park, Building 3, Alexandria, VA          1947       1       76,089     100%       608,942     0.4%      8.00
 The Crysen Center, Building 2, Jessup, MD                     1985       1       76,043     100%       392,801     0.2%      5.17
 The Crysen Center, Building 1, Jessup, MD                     1985       1       75,820     100%       398,377     0.2%      5.25
 Bristol Court, Building 1, Jessup, MD                         1987       1       73,071      79%       317,468     0.2%      5.52
 CABOT tech @ Beaumeade, Building 2, Ashburn, VA               2000       1       72,848     100%       910,600     0.5%     12.50
 Oakville Industrial Park, Building 1, Alexandria, VA          1949       1       67,225     100%       432,716     0.3%      6.44
 Fontana Lane, Building 2, Baltimore, MD                       1988       1       61,320      66%       267,767     0.2%      6.65
 Bristol Court, Building 2, Jessup, MD                         1986       1       60,000     100%       302,400     0.2%      5.04
 Oakville Industrial Park, Building 5, Alexandria, VA          1955       1       56,134      98%       248,892     0.2%      4.51
 Guilford Road, Building 3, Ashburn, VA                        1999       1       55,032     100%       576,735     0.3%     10.48
 Corporate Boulevard, Building 2, Linthicum Heights, MD        1999       1       53,368     100%       600,007     0.4%     11.24
 Oakville Industrial Park, Building 6, Alexandria, VA          1946       1       50,876     100%       553,129     0.3%     10.87
 Guilford Road, Building 2, Ashburn, VA                        1988       1       50,355     100%       353,204     0.2%      7.01
 West Nursery Road, Building 1, Linthicum, MD                  1989       1       49,100     100%       343,700     0.2%      7.00
 Guilford Road, Building 1, Ashburn, VA                        1987       1       48,635     100%       288,633     0.2%      5.93
 Fontana Lane, Building 1, Baltimore, MD                       1988       1       47,434      89%       228,275     0.1%      5.41
 West Nursery Road, Building 2, Linthicum, MD                  1989       1       39,041     100%       406,159     0.2%     10.40
 Oakville Industrial Park, Building 2, Alexandria, VA          1940       1       23,683     100%       127,354     0.1%      5.38
 Oakville Industrial Park, Building 4, Alexandria, VA          1952       1        2,800     100%        21,973     0.0%      7.85
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                       25    1,549,887      97%  $ 12,071,067     7.0%    $ 8.01

Boston Market
 Technology Drive, Auburn, MA                                  1973       1       54,400     100%  $    211,599     0.1%    $ 3.89
 John Hancock Road, Taunton, MA                                1986       1       34,224     100%       206,147     0.1%      6.02
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        2       88,624     100%  $    417,746     0.2%    $ 4.71

New York/New Jersey Market
 Memorial Drive, Franklin Township, NJ                    1988/1998       1      148,598      78%  $    535,717     0.3%    $ 4.61
 New England Avenue, Piscataway, NJ                       1975/1995       1      101,553     100%       385,901     0.2%      3.80
                                                                        ---   ----------     ---   ------------   -----     ------
                                   Market Subtotal                        2      250,151      87%  $    921,618     0.5%    $ 4.23
                                                                        ---   ----------     ---   ------------   -----     ------
                         NORTHEAST REGION SUBTOTAL                       29    1,888,662      96%  $ 13,410,431     7.7%    $ 7.40

WORKSPACE PROPERTIES TOTAL                                              177    9,291,284      96%  $ 55,945,441    32.4%    $ 6.25
                                                                        ---   ----------     ---   ------------   -----     ------
GRAND TOTAL                                                             360   41,701,244      96%  $171,396,041   100.0%    $ 4.27
                                                                        ===   ==========     ===   ============   =====     ======


(1) "Annualized Net Rent" means annualized monthly net rent from leases in effect as of December 31, 2000. "Net Rent" means contractual rent, excluding any reimbursements for real estate taxes or operating expenses.
(2)   Included within Assets Held for Sale at December 31, 2000.
(3)   Property sold subsequent to December 31, 2000.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Cabot Trust's shareholders during the fourth quarter of 2000.

Item 4A. Executive Officers of the Registrant

The executive officers of the Registrant and their respective positions, business experience and ages at February 28, 2001 are set forth below. The executive officers serve at the discretion of the Board of Trustees.

    Name                                   Age       Position
    ---------------------------------------------------------------------------------------------------
    Ferdinand Colloredo-Mansfeld(1)         61       Chairman of the Board and Chief Executive
                                                     Officer, Trustee
    Robert E. Patterson                     55       President, Trustee
    Franz Colloredo-Mansfeld (1)            38       Senior Vice President and Chief Financial Officer
    Andrew D. Ebbott                        45       Senior Vice President - Director of Acquisitions
                                                     Senior Vice President - Director of Real Estate
    Howard B. Hodgson, Jr.                  45       Operations
                                                     Senior Vice President - Finance, Treasurer and
    Neil E. Waisnor                         46       Secretary
    Eugene F. Reilly                        39       Senior Vice President - Director of Development

(1)   Messrs. Ferdinand and Franz Colloredo-Mansfeld are father and son.

                                    Business Experience
                                    -------------------

Ferdinand Colloredo-Mansfeld ...... Ferdinand Colloredo-Mansfeld has served as our Chairman of the Board of Trustees and Chief Executive Officer since our formation in October 1997. Mr. Colloredo-Mansfeld also serves as the Chairman and Chief Executive Officer of Cabot Advisors. Mr. Colloredo-Mansfeld served as Chairman, Chief Executive Officer and Chief Investment Officer of Cabot Partners Limited Partnership from 1990 to 1997, having previously served in the same positions with Cabot, Cabot & Forbes Realty Advisors, Inc., an affiliate of Cabot, Cabot & Forbes, since its formation in 1986. Mr.
                                    Colloredo-Mansfeld began his real estate career in 1970 when he joined Cabot, Cabot & Forbes, a national real estate development, management and construction firm, becoming its Chief Financial Officer in 1973, Chief Operating Officer in 1974 and Chief Executive Officer in 1976, a position he held until his retirement from that company in 1989. As Chief Executive Officer, Mr. Colloredo-Mansfeld oversaw the development and management of approximately $4 billion of commercial properties in 20 states, including 35 master planned suburban business and industrial parks. Mr. Colloredo-Mansfeld is a graduate of Harvard College and Harvard Business School. He is a former limited partner in Brown Brothers Harriman & Co., having withdrawn from the partnership as of December 31, 2000. Mr. Colloredo-Mansfeld is also a Director of Raytheon Company and former Director of Shawmut National Corp. and Data General Corp. He is a Trustee, and former Chairman of the Board of Trustees, of the Massachusetts General Hospital, a Trustee of the Committee for Economic Development and a member of the Board of Directors, Boston Private Industry Council. Mr.
                                    Colloredo-Mansfeld is the father of Franz
                                    Colloredo-Mansfeld, our Chief Financial
                                    Officer.

Robert E. Patterson ............... Mr. Patterson has served as our President and a Trustee since our formation in
                                    October 1997. Mr. Patterson served as
                                    Executive Vice President, Director of
                                    Acquisitions and a member of the Investment
                                    Committee of Cabot, Cabot & Forbes Realty
                                    Advisors, Inc. and, subsequently, Cabot
                                    Partners Limited Partnership from 1987 to
                                    1997. Mr. Patterson began his real estate career in 1972 as a lawyer with the firm of Gaston, Snow & Ely Bartlett. In 1978, he became the first Executive Director of the Massachusetts Industrial Finance Agency and remained in that position until 1983 when he joined the Beal Companies, a Boston-based real estate development, management and investment firm as Senior Vice President. He joined Cabot, Cabot & Forbes Realty Advisors, Inc. in 1987 to

Robert E. Patterson (continued) ... head its acquisitions group and was a founding partner of Cabot Partners Limited
                                    Partnership upon its formation as an
                                    independent entity in 1990. Mr. Patterson is a graduate of Harvard College and Harvard Law School. He is a Trustee of The Putnam Group of Mutual Funds, a Trustee of the Sea Education Association, Chairman of the Board of Trustees of the Joslin Diabetes Center and a Director of the Brandywine Trust Company. He is a member of numerous industry associations, including the National Association of Real Estate Investment Trusts and the Urban Land Institute.

Franz Colloredo-Mansfeld .......... Franz Colloredo-Mansfeld has been our Chief
                                    Financial Officer since October 1997 and served as a Senior Vice President of Cabot Partners Limited Partnership since 1996. He was a Senior Engagement Manager of McKinsey & Company, Inc. from 1992 through 1996. He previously worked for the Deutsche Bank real estate investment group in 1992 and was a Robert Bosch Fellow at the German Central Bank (Bundesbank) in Frankfurt, Germany in 1991. He was also an investment banker with Merrill Lynch & Co. from 1986 through 1989, where he specialized in mergers and acquisitions. Mr. Colloredo-Mansfeld is a graduate of Harvard College and Harvard Business School. He is a director or trustee of numerous corporate, professional, and charitable organizations. Mr. Colloredo-Mansfeld is the son of Ferdinand Colloredo-Mansfeld, our Chief Executive Officer.

Andrew D. Ebbott .................. Mr. Ebbott has served as our Senior Vice
                                    President-Director of Acquisitions since
                                    October 1997. Mr. Ebbott joined Cabot, Cabot
                                    & Forbes Realty Advisors, Inc. in 1988 as
                                    Director of Research and a member of its acquisition department, becoming a Vice President in 1991 and a Senior Vice President in 1995 of Cabot Partners Limited Partnership. Mr. Ebbott is a graduate of Dartmouth College and the University of Chicago Business School. He has over 15 years experience in real estate finance, investment and research and is a member of the American Institute of Certified Public Accountants and the National Association of Real Estate Investment Trusts.

Howard B. Hodgson, Jr. ............ Mr. Hodgson has been our Senior Vice
                                    President-Director of Real Estate Operations since October 1997 and has served as a Senior Vice President, Director of Asset Management and Member of the Investment Committee of Cabot Partners Limited Partnership from 1992 to October 1997. Mr. Hodgson began his real estate career in 1979 with the Boston-based real estate firm of R.M. Bradley & Co., Inc., becoming the head of its institutional property management group prior to joining Cabot, Cabot & Forbes Asset Management Company in 1991 as a Senior Vice President and head of its property management group. Mr. Hodgson is a graduate of Northeastern University. He is a Trustee and member of the Executive Committee of the Cambridge Savings Bank and is a Trustee of Cambridge Financial Group, Inc. He is a corporate Trustee of the Trustees of Reservations, a non-profit land preservation organization.

Neil E. Waisnor ................... Mr. Waisnor has served as our Senior Vice
                                    President-Finance, Treasurer and Secretary since October 1997. Mr. Waisnor was a founding partner of Cabot Partners Limited Partnership, joining as a Vice President and Treasurer in 1990 and becoming a Senior Vice President and Chief Financial Officer in 1995. Prior to joining Cabot Partners Limited Partnership, he was Vice President and Controller of Cabot, Cabot & Forbes, where he served in a variety of financial capacities since 1985. He worked for Arthur Andersen & Co. from 1977 until 1985, where he was a senior audit manager serving real estate and high technology companies. Mr. Waisnor is a graduate of the University of Massachusetts at Amherst and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

Eugene F. Reilly .................. Mr. Reilly has been our Senior Vice
                                    President-Director of Development since
                                    October 1997. Mr. Reilly served as Director of Leasing and Marketing of Cabot Partners Limited Partnership from 1992 to October 1997, becoming Senior Vice President in 1996. Mr. Reilly began his real estate career with the Boston commercial real estate brokerage firm of Leggat McCall and Werner in 1983 and subsequently became a leasing broker with Julien J. Studley, Inc. In 1985, he joined National Development Corporation where he became a Senior Vice President prior to joining Cabot Partners Limited Partnership in 1992. Mr. Reilly is a graduate of Harvard College. He is a member of the National Association of Industrial and Office Parks where he serves on the Board of Directors of the Massachusetts Chapter and is a member of the National Industrial Education Committee.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Cabot Trust's Common Shares began trading on the New York Stock Exchange ("NYSE") on January 30, 1998, under the symbol "CTR". The following table sets forth the high and low sales prices per share as reported on the NYSE Composite Tape and the distributions paid on the Common Shares with respect to the periods indicated.

1998:                                                    High              Low            Distributions
-----                                                    ----              ---            -------------
    First Quarter (from January 30, 1998)             $ 23.81           $ 20.88             $    --
    Second Quarter                                      25.13             19.81               0.202
    Third Quarter                                       22.19             17.56               0.325
    Fourth Quarter                                      22.00             16.88               0.325

1999:                                                    High              Low            Distributions
-----                                                    ----              ---            -------------
    First Quarter                                     $ 20.44           $ 18.13             $ 0.325
    Second Quarter                                      22.00             18.25               0.340
    Third Quarter                                       23.00             18.00               0.340
    Fourth Quarter                                      20.50             17.38               0.340

2000:                                                    High              Low            Distributions
-----                                                    ----              ---            -------------
    First Quarter                                     $ 20.63           $ 17.00             $ 0.340
    Second Quarter                                      20.38             17.56               0.355
    Third Quarter                                       20.50             18.81               0.355
    Fourth Quarter                                      20.75             18.00               0.355

2001:                                                    High              Low            Distributions
-----                                                    ----              ---            -------------
    First Quarter (through February 28, 2001)         $ 20.49           $ 19.06             $ 0.355

On February 28, 2001, Cabot Trust had 40,644,428 Common Shares outstanding held of record by 129 shareholders and beneficially by approximately 3,500 shareholders.

The operating cash flow realized by Cabot Trust and the amount available for distributions to shareholders is affected by a number of factors, including the property revenues of Cabot L.P., the operating expenses of Cabot L.P., the distributions it receives from Cabot L.P., the distributions to Preferred Unitholders of Cabot L.P., the debt service on borrowings and property capital expenditures. Future distributions by Cabot Trust will be at the discretion of the Board of Trustees and will depend on the actual FFO of Cabot Trust, its financial condition and capital requirements, the annual income distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. In 2000, 1999 and 1998, 100% of Cabot Trust's distributions to shareholders were taxable as ordinary income. For tax purposes, $0.165 of the $0.355 distribution made in January 2001 with respect to the fourth quarter 2000 was deemed a distribution taxable in 2000 and $0.19 was deemed taxable in 2001; of the $0.34 distribution made in January 2000 with respect to fourth quarter 1999, $0.19 was deemed a distribution taxable in 1999 and $0.15 was deemed taxable in 2000.

Recent Sales of Unregistered Securities

Cumulative Redeemable Perpetual Preferred Equity
During 2000 and 1999, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units:

        Sale Date                    Series              Unit Price        Liquidation Value         Net Proceeds
--------------------------     --------------------     -------------    ----------------------    ---------------
May 25, 2000                     8.950% Series H             $25              $ 35,000,000            $ 33,975,000
March 23, 2000                   8.875% Series G              25                15,000,000              14,425,000
December 22, 1999                8.500% Series F              25                45,000,000              44,025,000
December 9, 1999                 8.375% Series E              50                10,000,000               9,715,000
September 27, 1999               8.375% Series D              50                10,000,000               9,715,000
September 3, 1999                8.625% Series C              25                65,000,000              63,175,000
April 29, 1999                   8.625% Series B              50                65,000,000              63,175,000
                                                                         -----------------         ---------------
                                                                              $245,000,000            $238,205,000
                                                                         =================         ===============

Net proceeds from the offerings were used to repay borrowings under Cabot Trust's Acquisition Facility. The Preferred Units, which may be called by Cabot Trust at liquidation value on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption and are not convertible into any other securities of Cabot L.P. The Preferred Units are exchangeable after 10 years from issuance, or earlier upon the occurrence of certain events, for perpetual preferred shares of Cabot Trust. All Preferred Units were sold to institutional investment funds in reliance upon the exemption from registration in Section 4(2) of the Securities Act.

Units in Cabot L.P.
On April 7, 1998, Cabot L.P. issued 101,149 Units in Cabot L.P., at a then-current value of $2.3 million, in exchange for industrial properties. The Units were issued solely to "accredited investors" within the meaning of Rule 501 of Regulation D, and the Units were issued in reliance upon the exemption from registration set forth in Regulation D.

On March 11, 1999 and December 15, 1999, Cabot L.P. issued 143,087 and 34,361 Units in Cabot L.P., respectively, at then-current values totaling $3.4 million, in exchange for industrial properties. The Units were issued solely to "accredited investors" in reliance upon the exemption set forth in Regulation D.

Private Placement of 1,000,000 Common Shares of Beneficial Interest of Cabot
Trust
On February 4, 1998, Cabot Trust completed a private placement of 1,000,000 Common Shares to a group of investors represented by Morgan Stanley Asset Management, Inc. ("Morgan Stanley"). Morgan Stanley acted as advisor to six institutional investors in connection with the private placement. The aggregate and sales offering price of such shares was $20,000,000. The

Company relied on Regulation D to effectuate the private placement. All of the investors who purchased common stock in the private placement were qualified institutional buyers within the meaning of Rule 144A, except for one institutional "accredited investor" within the meaning of Rule 501 of Regulation D.

Private Placement of 750,000 Warrants to Purchase Common Shares of Beneficial Interest of Cabot Trust

On September 5, 2000, Cabot Trust completed a private placement of 750,000 warrants to purchase 750,000 Common Shares at an exercise price of $27.00 per share through September 5, 2005 (the "Warrants") to a joint venture partner. The Warrants were issued in conjunction with the formation of a joint venture and Cabot Trust did not receive any proceeds from the issuance of the Warrants. The Company relied on Section 4(2) of the Securities Act to effectuate the private placement.

Item 6. Selected Financial Data

Cabot Trust commenced operations in its current form on February 4, 1998, the completion date of the Formation Transactions and the Offerings described elsewhere herein. Set forth below are selected historical financial and other data for the real estate advisory business of Cabot Partners, and for Cabot Trust. The selected financial data presented below as of and for the years ended December 31, 2000, 1999 and 1998 have been derived from the financial statements of Cabot Trust that have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included in this report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

The selected financial data presented below for Cabot Partners as of and for the years ended December 31, 1997 and 1996 is derived from Cabot Partners financial statements and the notes thereto, not included in this report on Form 10-K, which have been audited by Arthur Andersen LLP.

                                                             Cabot Trust                                  Cabot Partners
                                            ----------------------------------------------       -------------------------------
                                                          As of and for the                              As of and for the
                                                      Years Ended December 31,                       Years Ended December 31,
                                            ----------------------------------------------       -------------------------------
In thousands, except per share/unit data         2000           1999            1998(1)               1997            1996
-------------------------------------       --------------  -------------   --------------       -------------    --------------
Operating Data

Revenues                                     $    212,096   $    157,471     $    102,425         $     9,080      $    7,908
General and administrative expenses                10,134          8,965            6,845               7,045           5,888
Depreciation and amortization
expense                                            42,009         31,106           20,883                 977             419
Net income (2)                                     55,193         49,048           21,766               1,058           1,594
Net income per share                                 1.36           1.32             1.17                  --              --
Distributions per share/unit                         1.42           1.36            1.177                  --              --

Balance Sheet Data
Total assets                                 $  1,767,959   $  1,593,484     $  1,110,570         $     5,339      $    6,075
Total liabilities                                 713,054        584,768          293,272                 760             485
Minority interest                                 295,125        246,974          468,311                  --              --
Total shareholders'
equity/partners' capital                          759,780        761,742          348,987               4,579           5,590

Other Data
Cash flows provided by (used in):
  Operating activities                       $    109,461   $    101,293     $     78,726         $     1,062      $    1,283
  Investing activities                           (203,971)      (454,195)        (398,795)               (193)            113
  Financing activities                             75,506        372,608          322,369              (2,069)         (1,069)

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

INTRODUCTION

Cabot Trust owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. Cabot Trust was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of the Formation Transactions and Offerings on February 4, 1998, the closing date of Cabot Trust's initial public offering. Cabot Trust had no operations prior to February 4, 1998. As of December 31, 2000, Cabot Trust owned 360 industrial properties, 118 of which properties were acquired in connection with the Formation Transactions described in Notes 1 and 3 to the consolidated financial statements herein, 84 of which properties were acquired during 1998, 111 of which properties were acquired during the year ended December 31, 1999 and 34 of which properties were acquired during the year ended December 31, 2000. In addition, 13 properties from the development program have been placed into service since Cabot Trust's initial public offering. In the near term, Cabot Trust expects to reduce the pace of its acquisition program, compared to prior years, and expects that development projects will become an increasing component of its growth due to the higher potential returns on capital.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999
Net income attributable to common shareholders for the year ended December 31, 2000 totaled $55.2 million or $1.36 per share, compared to $49.0 million or $1.32 per share for the year ended

December 31, 1999. The increase in net income allocable to common shareholders is due to the conversion of Units to Common Shares discussed in Note 1 to the financial statements, which resulted in a decrease in the allocation of income to minority interest but has no effect on net income per share. The increase in net income and net income per share is also due to increased income from real estate operations and joint ventures, as well as the negative impact of the Settlement of Treasury Lock in 1999.

Rental revenues were $212.1 million, including tenant reimbursements of $30.8 million, for the year ended December 31, 2000, compared to $157.5 million, including tenant reimbursements of $21.6 million, for the year ended December 31, 1999. Total rental revenue of $134.8 million and $131.8 million was generated in 2000 and 1999, respectively, by the 203 properties owned as of January 1, 1999 and still owned at December 31, 2000 and total rental revenue of $75.1 million and $23.4 million in 2000 and 1999, respectively, was generated by the 157 properties acquired or developed after January 1, 1999. The remainder of total rental revenue relates to properties sold.

Cabot Trust's operating margin (the ratio of total rental revenues minus property operating and property tax expenses to total rental revenues) decreased slightly to approximately 80% for the year ended December 31, 2000 compared with 81% for the year ended December 31, 1999. The decrease is primarily due to a change in the composition of leases, primarily as a result of the acquisition of multitenant and workspace properties, to more leases where Cabot L.P. pays property and operating expenses and is reimbursed by the tenants compared to leases where the tenant pays these expenses directly. In addition, average occupancy for the entire property portfolio decreased to 97.2% in 2000 from 97.5% in 1999.

Depreciation and amortization related to real estate investments totaled $42.0 million and $31.1 million for the years ended December 31, 2000 and 1999, respectively. The increase reflects the acquisition of approximately $152 million of real estate assets in 2000, as well as a full year of expense related to 1999 acquisitions of $448 million.

General and administrative expense increased by $1.2 million, to $10.1 million for the year ended December 31, 2000. The increase reflects additional annual incentive compensation for 2000 payable under Cabot Trust's compensation program and an increase in the number of personnel to manage the acquisition, development, asset management and financing activity related to the increase in the number of Cabot Trust's properties during the two-year period. As a percentage of rental revenues, general and administrative expense decreased to 4.8% in 2000 from 5.7% in 1999.

Interest expense increased by $18.2 million, to $43.6 million for the year ended December 31, 2000. The increase is primarily due to an increase in average outstanding debt of approximately $220 million to $606 million for the year ended December 31, 2000 compared to the prior year. In addition, the Company's weighted average borrowing rate increased in 2000 due to an increase in the LIBOR rate for the Acquisition Facility and the refinancing in 2000 of approximately $130 million of Acquisition Facility debt with secured and unsecured debt with a higher fixed interest rate.

During 2000, Cabot Trust sold two properties for $22.3 million, which resulted in Net Gain on Sales of Real Estate of $2.6 million. During 1999, Cabot Trust sold two properties for $17.1 million, which resulted in a Net Gain on Sales of Real Estate of $2.8 million.

Interest and Other Income increased by $1.1 million, to $2.1 million in 2000. The increase is primarily due to $600,000 of interest earned in 2000 related to bridge loan financing provided to the Joint Ventures in 2000. Additional other income of $500,000 is primarily due to increased earnings from Cabot Advisors.

During 2000, Cabot Trust entered into three separate joint venture arrangements from which it derived fee income and shares in the operating results (accounted for under the equity method). The income in 2000 consisted primarily of acquisition and development fees of $700,000 and asset and property management fees and earnings from joint ventures of $100,000.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and its Cumulative Redeemable Perpetual Preferred Units. As of December 31, 2000 and 1999, Cabot Trust owned 93% of Cabot L.P. and the minority common equity ownership interest was 7%. As discussed in Note 1 to the financial statements, during the year ended December 31, 1999 a significant number of Units were converted to Common Shares, resulting in a decrease in minority interest expense related to Limited Partner Unitholders. During 2000, the average minority common equity ownership interest was 7%, whereas in 1999 it was 15%. Dividends accruable to Preferred Unitholders, which totaled $19.6 million in 2000 and $6.0 million in 1999, are also considered minority interest expense.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998
Since Cabot Trust was formed in October 1997 and did not begin operations until February 4, 1998, the results for the year ended December 31, 1998 represent activity for 331 days (approximately 11 months) only.

Net income attributable to common shareholders for the year ended December 31, 1999 totaled $49.0 million or $1.32 per share, compared to $21.8 million or $1.17 per share for the year ended December 31, 1998. The increase is the result of having a full year of operations in 1999 compared to 331 days in 1998 and increased earnings from additional investments in real estate. The increase in net income allocable to common shareholders is also due to the conversion of Units to Common Shares discussed in Note 1 to the financial statements, which resulted in a decrease in the allocation of income to minority interest but has no effect on net income per share.

Rental revenues were $157.5 million, including tenant reimbursements of $21.6 million, for the year ended December 31, 1999, compared to $102.4 million, including tenant reimbursements of $13.4 million, for the year ended December 31, 1998. Total rental revenue of $82.7 million and $72.9 million was generated in 1999 and 1998, respectively, by the 119 properties owned as of February 4, 1998 as a result of the Formation Transactions and still owned at December 31, 1999 and total rental revenue of $73.9 million and $27.2 million in 1999 and 1998, respectively, was generated by the 201 properties acquired or developed after February 4, 1998. The remainder of total rental revenue relates to properties sold.

Cabot Trust's operating margin (the ratio of total rental revenues minus property operating and property tax expenses to total rental revenues) decreased slightly to approximately 81% for the year ended December 31, 1999 compared with 82% for the year ended December 31, 1998. The decrease is primarily due to a change in the composition of leases, primarily as a result of the acquisition of multitenant and workspace properties, to more leases where Cabot L.P. pays property and operating expenses and is reimbursed by the tenants compared to leases where the tenant pays these expenses directly.

Depreciation and amortization related to real estate investments totaled $31.1 million and $20.9 million for the years ended December 31, 1999 and 1998, respectively. The increase reflects the acquisition of approximately $448 million of real estate assets in 1999, as well as a full year of expense related to 1998 acquisitions, and 365 days of operations in 1999 compared to 331 days in 1998.

General and administrative expense increased by $2.1 million, to $9.0 million for the year ended December 31, 1999. The increase is primarily due to a full year of operations in 1999 and it also reflects an increase in personnel to manage the acquisition, development, asset management and financing activity from the increase in the number of Cabot Trust's properties during the two-year period. As a percentage of rental revenues, general and administrative expense decreased to 5.7% in 1999 from 6.7% in 1998.

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

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and its Cumulative Redeemable Perpetual Preferred Units. As of December 31, 1999, Cabot Trust owned 93% of Cabot L.P. and the minority common equity ownership interest was 7%. As of December 31, 1998, the minority common equity ownership interest was 57%. As discussed in Note 1 to the financial statements, during the year ended December 31, 1999 a significant number of Units were converted to Common Shares, resulting in a decrease in minority interest expense related to Limited Partner Unit holders. During 1999, the average minority common equity ownership interest was 15%, whereas in 1998 it was 57%. Dividends accruable to Preferred Unit holders, which totaled $6.0 million in 1999, are also considered minority interest expense.

CAPITAL RESOURCES AND LIQUIDITY

Cabot Trust intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot Trust may also consider preferred and common equity financing when such financing is available on attractive terms.

As discussed in Note 1 to the financial statements, Cabot L.P. issued an aggregate of $50 million of Cumulative Redeemable Perpetual Preferred Units in two separate transactions in 2000. The net proceeds from these transactions of $48.4 million were used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at liquidation value on or after the fifth anniversary of issuance.

In addition, Cabot L.P. issued notes and received proceeds of $61.9 million on June 30, 2000. The borrowings are secured by specific properties, have a fixed interest rate of 8.4% per annum and have a 10-year term. Under these notes, the first 24 monthly payments will be for interest only. Beginning August 1, 2002, the monthly installments will consist of both principal reduction and interest payments.

On September 7, 2000, Cabot L.P. established a Medium Term Note program under which it may issue up to $200 million of notes payable. On September 12, 2000, Cabot L.P. issued $40 million of notes payable due September 15, 2010 with a coupon interest rate of 8.5%. On September 18, 2000, Cabot L.P. issued an additional $15 million of notes payable due September 15, 2005 with a coupon interest rate of 8.2%.

In October 2000, Cabot L.P. obtained a new $325 million unsecured revolving line of credit (the "Acquisition Facility"), with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, including Cabot L.P.'s share of acquisition and development by joint ventures, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains a $50 million expansion option and certain restrictions and requirements such as total debt-to-assets, debt service coverage and unencumbered assets to unsecured debt ratios, and other limitations. Cabot Trust believes cash flow from operations not distributed to shareholders and unit holders will be sufficient to cover tenant improvements and other costs associated with renewal or replacement of current tenants as their leases expire and recurring nonincremental revenue-generating capital expenditures.

Cabot L.P. entered into two separate interest rate swap arrangements relating to its LIBOR-based Acquisition Facility, for a notional amount of $25 million each, for the period through October 2003. This arrangement is intended to limit the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to an average of 5.898% per annum.

As of December 31, 2000, Cabot L.P. had $246.4 million of fixed rate debt secured by properties, $149 million of unsecured borrowings under its Acquisition Facility, $255 million of unsecured debt and a 38% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot L.P.'s total consolidated debt as a percentage of the sum of the market value of its outstanding Partnership Units, plus the liquidation value of Cumulative Redeemable Perpetual Preferred Units plus debt.

As of March 8, 2001, Cabot Trust had committed to purchase $20.5 million of additional real estate assets.

Cash and cash equivalents totaled $3.0 million at December 31, 2000, representing a decrease of $19.0 million. This was the result of $109.5 million of cash generated from operating activities and $75.5 million of cash provided by financing activities, reduced by $204.0 million of cash used in investing activities.

RATIO OF EARNINGS TO FIXED CHARGES

We have computed the ratios of earnings to fixed charges and preferred distributions by dividing income from continuing operations, plus fixed charges, plus amortization of capitalized interest, plus distributed income of equity investees, less earnings of equity investees, less interest capitalized, by fixed charges. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt premiums, discounts and issuance costs and preferred distributions.

The ratio of earnings to fixed charges was 1.83X for the year ended December 31, 2000, compared to 2.47X for the year ended December 31, 1999 and 7.25X for the period ended December 31, 1998. The decrease is primarily due to an increase in Cumulative Redeemable Perpetual Preferred Units and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

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

RISK FACTORS

We may not be able to maintain our shareholder distributions at their current level.

While we expect to maintain or increase our current level of distributions over time, we cannot guarantee that we will be able to do so. We base the level of our cash distributions to shareholders on numerous assumptions and projections that we make regarding our future performance, any of which may prove to be incorrect, and our own decisions to reinvest rather than distribute available cash. Our assumptions and projections relate, among other things, to:

      o     property occupancy and the profitability of tenants,

      o the amount of future capital expenditures and expenses relating to our properties,

      o the level of leasing activity and future rental rates at our properties,

      o the strength of the industrial real estate market in the areas in which we own properties, and

      o competition and the costs of compliance with environmental and other laws.

Provisions of our Declaration of Trust and Bylaws, and our Shareholders Rights Plan, may discourage acquisition proposals and attempts to change our Board of Trustees.

Our Declaration of Trust generally prohibits owning more than 9.8% of our outstanding shares. To remain qualified as a real estate investment trust for federal income tax purposes under the federal Tax Code, five or fewer persons cannot own or be deemed to own more than 50% in value of our outstanding shares at any time during the last half of any taxable year, other than our first taxable year. To preserve our qualification as a REIT, our Declaration of Trust provides that, subject to specified exceptions, no person may own more than 9.8% in number or value of our issued and outstanding shares of beneficial interest. Our Board of Trustees has the power to exempt a proposed transferee from this ownership limit based on an Internal Revenue Service ruling, an opinion of counsel or other satisfactory evidence that the proposed ownership of common shares by the transferee would not result in the termination of our REIT status. If the proposed transfer would violate the ownership limit, the transfer will be void. This ownership limit may delay, defer or prevent a transaction or a change in control which could involve an offer for your shares that is above the then prevailing market price or that you may for other reasons consider to be in your best interest.

Staggered elections of Trustees lengthen the time needed to elect a majority of our Board of Trustees. Our Board is divided into three classes, with only one class being elected each year. These staggered terms may lengthen to two years the time needed to change a majority of the members of our Board of Trustees and may thereby reduce the possibility of an attempt to acquire control of Cabot Trust.

Additional share issuances may dilute the ownership and voting power of existing shareholders. Our Board of Trustees can, without shareholder approval, increase or decrease the aggregate number of shares of beneficial interest of any class that we have authority to issue, issue additional shares of beneficial interest, classify or reclassify any unissued common shares and preferred shares and set the rights, preferences and other terms of those shares. Under the Maryland law governing our operations, you will have no preemptive right to acquire any of our equity securities. Accordingly, to the extent we issue additional equity securities, the voting power of existing shareholders may be diluted.

Our Shareholder Rights Plan may deter acquisitions of control of Cabot Trust. We have adopted a shareholder rights plan that could delay, defer or prevent a change in control of Cabot Trust that is not approved by our Board of Trustees.

We would incur adverse tax consequences if we fail to qualify as a REIT.

If we fail to qualify as a REIT we will incur substantial additional tax liabilities. We intend to operate so as to qualify as a REIT for federal income tax purposes, but we do not intend to request a ruling from the Internal Revenue Service that we do in fact qualify as a REIT. We have received an opinion from our legal counsel that we are organized in conformity with the requirements for qualification as a REIT beginning with our taxable year ended December 31, 1998 and that our actual and proposed method of operation that we have described to our counsel will enable us to continue to satisfy the requirements for REIT qualification. Our counsel's opinion, however, is not binding on the Internal Revenue Service and is based on our representations as to factual matters and on our counsel's review and analysis of existing law, which includes no controlling precedent.

If we were to fail to qualify as a REIT for any taxable year, we would not be permitted to deduct the amount we distribute to shareholders from our taxable income and we would have to pay federal income tax, including any alternative minimum tax, at regular corporate tax rates. In 2000, this would have resulted in our net income of $55.2 million, for which, based on our assumed qualification as a REIT, no taxes have been provided in our financial statements, being taxed at regular corporate income tax rates. Unless entitled to relief under Tax Code provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which our REIT qualification was lost. As a result, cash available for distribution to our shareholders would be reduced for each of the years involved. Our Board of Trustees is authorized to revoke our REIT election at any time in response to future economic, market, legal, tax or other considerations.

We may need to borrow funds to meet our REIT minimum distribution requirements. To qualify as a REIT, we are generally required to distribute at least 95% (or 90% for taxable years beginning after December 31, 2000) of our annual net taxable income, excluding any net capital gain, to our shareholders. In addition, we will have to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make are less than the sum of (1) 85% of our ordinary income for that year, (2) 95% of our capital gain net income for that year and (3) 100% of our undistributed taxable income from prior years.

We derive our income primarily from our share of Cabot L.P.'s income and the cash available for distribution to our shareholders comes primarily from cash distributions from Cabot L.P. We may have to borrow funds to meet the distribution of taxable income test described above and thereby avoid being required to pay the nondeductible excise tax referred to above. This is due to differences in timing between when we actually receive cash income and pay deductible expenses and when the income and expenses are included in our taxable income.

We can change our financing, investment, distribution and other business policies without your approval.

Our Board of Trustees establishes our financing, investment, distribution and other business policies based on management's recommendations and the Board's evaluation of business and general economic conditions and other relevant factors. The Board may change these policies without your consent. Among other policies, it is our current policy to limit our debt-to-total market capitalization ratio to 40%, but our organizational documents do not limit the amount of indebtedness that we may incur without shareholder approval and this policy could therefore be changed by the Board at any time. Our "debt-to-total market capitalization ratio" is the ratio of our total consolidated and unconsolidated debt as a percentage of the sum of the market value of all of our outstanding common shares and all outstanding partnership units of Cabot L.P. that we do not own plus the total liquidation value of all outstanding preferred partnership units of Cabot L.P. and total consolidated and unconsolidated debt, but excluding all nonrecourse consolidated debt in excess of our proportionate share of that debt and excluding all nonrecourse unconsolidated debt of partnerships in which we are a limited partner.

Our business consists primarily of acquiring and operating real estate and is therefore subject to real estate investment and operating risks.

Tenant defaults and bankruptcies may reduce our income and cash flow. We derived more than 97% of our income from rental operations during 2000. If a significant number of tenants fail to meet their lease obligations, our revenues and cash flow will decrease and we may be unable to make expected distributions to our shareholders.

Defaulting tenants may seek bankruptcy protection, which could result in payment delays or in the rejection and termination of the tenants' leases. This would reduce our income, cash flow and amounts available to distribute to our shareholders. In addition, a tenant may suffer business losses which may weaken its financial condition and result in the failure to make rental payments when due.

We may be adversely affected by increases in real estate operating costs. If our properties do not generate revenues sufficient to meet our operating expenses, including debt service, tenant improvement costs, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover our fixed costs, and our cash flow and ability to make distributions to shareholders may be adversely affected.

Commercial properties are subject to increases in operating expenses such as cleaning, electricity, heating, ventilation and air conditioning and maintenance, insurance and administrative costs, and other general costs associated with security, landscaping, repairs and maintenance. If operating expenses increase, competition in the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. While our current tenants are generally obligated to pay a portion of increases in operating costs, there is no assurance that our existing tenants will agree to pay all or any portion of those costs upon renewal of their leases or that new tenants will agree to pay those costs.

We may encounter significant delays in reletting vacant space and resulting losses of income. When leases of space in our properties expire, the leases may not be renewed, the related space may not be relet promptly or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than the terms of the expiring leases. Leases covering approximately 16.0% of our total leased rental space will expire in 2001 and leases covering approximately 17.5% of our total rental space will expire in 2002, based on annualized net rent.

In formulating our annual business plans, we make estimates of renovation and reletting costs that take into consideration our views of both current and expected future business conditions in our markets. Our estimates may prove to be inaccurate. If we are unable promptly to relet or renew the leases for all or a substantial portion of our space, if the rental rates upon the renewal or reletting are significantly lower than expected rates or if our cost estimates prove inadequate, then our cash flow and ability to make expected distributions to shareholders may be adversely affected.

We may not be able to meet our targeted levels of leasing activity, acquisitions and development due to the highly competitive nature of the industrial property markets.

Numerous industrial properties compete with our properties in attracting tenants to lease space and additional properties can be expected to be built in the markets in which our properties are located. The number and quality of competitive industrial properties in a particular area will have a material effect on our ability to lease space at our existing properties or at newly acquired properties and on the rents charged.

The industrial real estate investment market is also highly competitive. There are a significant number of buyers and developers of industrial property, including other publicly traded industrial REITs, many of which have significant financial resources. This may result in increased competition in acquiring attractive industrial properties and development sites. Accordingly, we may not be able to meet our targeted level of property acquisitions and developments, which would have an adverse effect on our expected growth in funds from operations.

We may incur significant environmental remediation costs or liabilities.

As an owner and operator of real properties, we are subject to various federal, state and local environmental laws, ordinances and regulations that impose liability on current and previous owners and operators of real property for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. Some of these laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by the person. In addition, the presence of hazardous or toxic substances, or the failure to remediate the property properly, may adversely affect the owner's ability to borrow using the real property as collateral.

Environmental laws and common law principles could be used to impose liability for release into the air of and exposure to hazardous substances, including asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to the released hazardous substances. As an owner of real properties, we could be liable for these types of costs.

Phase I environmental site assessment reports were obtained by our original contributing investors in connection with their initial acquisition of the properties, or were obtained by us in connection with the transactions resulting in our formation as a publicly traded company. In accordance with our acquisition policies, we have also obtained Phase I's for all of the properties that we have acquired since the date of our formation. The purpose of Phase I's is to identify potential sources of contamination for which we may be responsible and to assess the status of environmental regulatory compliance. The earliest of the Phase I's for our properties were obtained in 1988 and Phase I's on approximately 12% of the properties owned by us as of December 31, 2000 were obtained prior to 1995. Commonly accepted standards and practices for Phase I's have evolved to encompass higher standards and more extensive procedures over the period from 1988 to the present.

It is possible, however, that the Phase I's relating to the properties do not reveal all environmental liabilities. Moreover, future laws, ordinances or regulations may impose material environmental liability or our properties' current environmental condition may be affected by tenants, by the condition of land or operations in the vicinity of the properties or by third parties unrelated to us.

We may be adversely affected by changes in laws.

Our properties are subject to various federal, state and local regulatory requirements, including state and local fire and life-safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are in material compliance with all current regulatory requirements. However, new requirements may be imposed that would require us to make significant unanticipated expenditures and that could have an adverse effect on our cash flow and ability to make expected distributions to shareholders.

We could be adversely affected if hazard losses on our properties exceed the amount of our insurance coverage or are not covered by insurance.

We carry commercial general liability insurance, standard "all-risk" property insurance, flood, earthquake and rental loss insurance with respect to our properties with policy terms and conditions customarily carried for similar properties. We believe that our current insurance coverage is adequate. However, our insurance is subject to normal limitations on the amounts of coverage and some types of losses, such as losses from wars or from earthquakes for properties located in California, may be uninsurable or may only be insurable at a cost that we believe outweighs the value of obtaining insurance. Should an uninsured loss or a loss in excess of the amount of our insurance coverage occur, we could lose the capital invested in a property, as well as the anticipated future revenue from that property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property.

In light of the California earthquake risk, California building codes have since the early 1970s established construction standards for all new buildings and also contain guidelines for seismic upgrading of existing buildings that are intended to reduce the possibility and severity of loss from earthquakes. The construction standards and upgrading, however, do not eliminate the possibility of earthquake loss. It is our current policy to obtain earthquake insurance if available at acceptable cost. As of December 31, 2000, all of our 87 properties located in California are covered by earthquake insurance. We currently maintain blanket earthquake insurance coverage for all properties located outside California in amounts we believe to be reasonable.

Equity real estate investments are relatively illiquid.

The relative illiquidity of our real estate investments may limit our ability to adjust our property portfolio to respond to market changes. In addition, the Code limits a REIT's ability to sell properties held for fewer than four years, which may affect our ability to sell properties without adversely affecting returns to common shareholders. These factors will tend to limit our ability to vary our portfolio promptly in response to changes in market or general economic or other conditions.

We may suffer losses from our acquisition, development and construction activities.

We intend to acquire existing industrial properties to the extent that they can be acquired on advantageous terms and meet our investment criteria. These acquisitions will entail the risk that investments will fail to perform as expected, the risk of unexpected liabilities and the risk that necessary property improvement costs may be greater than we estimated in deciding to acquire a property.

We also intend to grow through the selective development and construction of industrial properties, including build-to-suit properties and speculative development, as suitable opportunities arise. The risks associated with real estate development and construction activities include the following:

      o we may find it necessary to abandon development project activities after expending significant resources to determine their feasibility;

      o the construction cost of a project may exceed original estimates, possibly making the project less profitable than originally estimated;

      o occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

      o financing may not be available on favorable terms for development of a property;

      o     limited cash flow during construction period;

      o the construction and lease up of a property may not be completed on schedule, resulting in increased debt service and construction costs; and

      o we may fail to obtain, or may experience delays in obtaining, necessary zoning, land-use, building occupancy and other required governmental permits and authorizations.

There are potential conflicts of interest in our operations.

Our Chief Executive Officer may incur adverse tax consequences if properties contributed by him are sold. As a holder of partnership units in Cabot L.P., Ferdinand Colloredo-Mansfeld, who is our Chief Executive Officer and the Chairman of our Board of Trustees, has unrealized taxable gains associated with his interests in approximately $20.6 million in net book value of properties that he contributed to Cabot L.P. in connection with its formation. These six contributed properties represented approximately 1.2% of our total assets at December 31, 2000. Because he may incur different and more adverse tax consequences than would our other investors upon the sale of those properties he may have different views regarding the appropriate pricing and timing of any sale of these properties. While the full Board of Trustees has the ultimate authority to determine whether and on what terms to sell our properties, Mr. Colloredo-Mansfeld could have an incentive to discourage sale of the properties even though the sales might be financially advantageous for Cabot Trust and its other shareholders as a whole.

Our duties to our shareholders may conflict with our duties to the partners of Cabot L.P.

As the general partner of Cabot L.P., Cabot Trust owes fiduciary duties to Cabot L.P.'s limited partners. Discharging these fiduciary duties could conflict with its shareholders' interests. Pursuant to Cabot L.P.'s limited partnership agreement, the limited partners have acknowledged that Cabot Trust is acting both on behalf of its shareholders and, in its capacity as general partner of Cabot L.P., on behalf of the limited partners. The limited partners have further agreed in the partnership agreement that we are under no obligation to consider the separate interests of the limited partners in deciding whether to cause Cabot L.P. to take, or to decline to take, any actions.

We have significant shareholders who could control our operations.

As of February 28, 2001 our senior management beneficially owned approximately 4.0% of our outstanding common shares, assuming the exchange of all Cabot L.P. partnership units not held by Cabot Trust for common shares, but excluding shares issuable pursuant to the exercise of options and dividend equivalent units issued under our long-term incentive compensation plans. At the same date, the IBM Personal Pension Plan Trust, the New York State Teachers' Retirement System and the Pennsylvania Public School Employees' Retirement System beneficially owned approximately 15.6%, 13.6% and 12.7%, respectively, of our outstanding common shares, calculated on the same basis. These holders were each original investors in Cabot Trust. They are permitted to hold their respective beneficial ownership percentages of our shares pursuant to an exception to the above-described general ownership limit of 9.8% set forth in Cabot Trust's Declaration of Trust in recognition of the fact that, because of their status as retirement plans, their share ownership is disregarded for purposes of some of the REIT ownership requirements of the Code and is instead attributed to their plan participants. These investors could have a significant influence on our operations and the outcome of matters submitted to a shareholder vote and could, were they to agree to act in concert with each other, exercise effective control over our affairs.

Increases in market interest rates may adversely affect the market price of our common shares.

One of the factors that influence the market price of our common shares is the annual rate of distributions that we pay on the common shares, as compared with market interest rates. An increase in market interest rates may lead purchasers of REIT shares to demand higher annual distribution rates, which could adversely affect the market price of the common shares unless we are able to increase our distributions on outstanding common shares and elect to do so.

Shares that become available for future sale may adversely affect the market price of our common shares.

Substantial sales of common shares, or the perception that substantial sales of common shares may occur, could adversely affect the prevailing market prices of the common shares. As of December 31, 2000 we had 40,624,833 outstanding common shares. We have also reserved a total, as of December 31, 2000, of 6,366,792 common shares for issuance pursuant to options and other stock awards to be granted to employees, officers and Trustees under our long term incentive compensation plans, of which 4,476,481 shares are subject to options and dividend equivalent units that have been granted through December 31, 2000, of which 4,031,229 and 96,512 are subject to four-year and one-year vesting schedules respectively and 348,740 vest only upon a change of control. In addition, we have reserved 3,793,500 Common Shares for issuance pursuant to warrants and upon conversion of partnership units. In addition, we may acquire additional properties in exchange for units of limited partnership interest in Cabot L.P. that will be exchangeable for our common shares unless we exercise our right to purchase the units for cash instead of issuing our common shares. We are not able to assess the extent to which perceptions of possible future sales of any of the above described common shares have affected the prevailing market prices of the common shares to date or may do so from time to time in the future.

We are subject to real estate financing risks.

Potential adverse effects of the costs of and possible difficulties in obtaining debt financing may adversely affect our cash flows and distributions to shareholders. As a result, among other things, of the annual income distribution requirements applicable to REITs under the Code, we rely to a significant extent on borrowings to fund acquisitions, capital expenditures and other items and expect to continue to do so. We are therefore subject to real estate and general financing risks, including changes from period to period in the availability of financing, the risk that our cash flow may not cover both required debt service payments and distributions to our shareholders, and the risk that we will not be able to refinance existing indebtedness or that the refinancing terms will be unfavorable. If we do not make mortgage payments, the property or properties subject to the mortgage indebtedness could be foreclosed upon by or transferred to the lender.

Rising interest rates will generally increase our borrowing costs.

We have a bank credit facility that permits us to borrow up to $325 million (which may increase to $375 million under certain circumstances) for property acquisitions and other purposes that provides for interest at variable rates, and we may incur additional variable rate indebtedness in the future. Variable-rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and the amounts available to distribute to our shareholders. While we have entered into hedging arrangements that are intended to reduce our exposure to rising interest rates and may enter into additional arrangements for that purpose in the future, changes in interest rates will still affect our business and results of operations.

Our use of interest rate hedging agreements may increase our interest and financing costs, may result in losses and may present other risks.

To reduce our exposure to changes in market interest rates, we have from time to time entered into various types of interest rate protection, or "hedging", agreements with investment grade financial institutions. These agreements include interest rate swap, interest rate collar and interest rate cap agreements, which are intended to limit our exposure to increases in interest rates on our variable rate borrowings. They also include "Treasury lock agreements" that are entered into for the purpose of hedging the interest rates of fixed interest rate indebtedness that we expect to incur in future periods. Interest rate hedging agreements involve the risks described in the following paragraphs:

      Hedging agreements may increase our interest and financing costs. Since interest rate hedging agreements are intended to have the effect of fixing the interest rates that we pay within a specified range or at a specified level, they may have the effect in declining interest rate environments of increasing our interest costs over what those costs would otherwise have been. We may also pay fees and incur other transaction costs in connection with entering into these agreements.

      Hedging agreements present credit risks. The counter parties in our hedging agreements may become financially unable to perform their obligations under the agreements. In that case, we would not receive the protection against changes in interest rates that we had intended and we may also not be able to recover fees or others costs incurred by us in entering the hedging agreement.

      Hedging agreements may present "basis risks." The interest rate index or other basis of the hedging agreement may not change with the same frequency or in the same magnitude as the interest rates that we are seeking to hedge. This possibility, which is commonly referred to as "basis risk", may result in unexpected costs and losses.

      Deferral of gains and losses under hedge accounting principles may become inappropriate for specific hedging arrangements. In general, and prior to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, in the first quarter of 2001, we intend that the amounts we are required to pay to or that we receive from the counterparties under our hedging agreements will be reflected in our financial statements using "hedge accounting" principals. Under hedge accounting principles the amounts of such losses and gains are added to or credited against our interest expense over the life of the related borrowing rather than being reported as current gain or loss. Hedge accounting may cease to be appropriate for a particular hedging agreement if the agreement ceases to be sufficiently correlated with the indebtedness being hedged. This may occur as a result of basis risk or it may occur because the borrowing to which the hedge agreement relates is not completed in the form or within the time frame contemplated when the hedging agreement was executed or if the related borrowing is terminated prior to maturity.

      Effective January 1, 2001 the Company will implement SFAS No. 133, which will change the underlying accounting for derivative instruments that qualify as hedges. Under the provisions of SFAS No. 133, the amounts we are required to pay to or that we receive from the counter parties under our hedging agreements will be accounted for as cash flow hedging instruments and reflected in our financial statements, at fair value, as either assets or liabilities depending on the rights or obligations under the agreements. The effective portion of the changes in fair value of a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining change in fair value of the derivative instrument, if any, shall be recognized currently in earnings. Reporting of changes in fair value as a component of other comprehensive income may cease to be appropriate for a particular hedging agreement if the agreement ceases to be highly effective in offsetting the corresponding change in the cash outflows or inflows of the hedged transaction. Loss of effectiveness could result in the net change in fair value in accumulated other comprehensive income to be immediately reclassified into earnings. This may again occur as a result of basis risk or it may occur because the borrowing to which the hedge agreement relates is not completed in the form or within the time frame contemplated when the hedging agreement was executed or if the related borrowing is terminated prior to maturity.

      Treasury lock agreements may result in substantial losses if market interest rates change significantly. Treasury lock agreements involve the sale by us to an institutional counterparty, on a future delivery basis, of Treasury securities having maturities comparable to that of our proposed future debt issuance. The amount, if any, that we may be required to pay to our counterparty, or that the counterparty may be required to pay to us, under the Treasury lock agreement depends on the direction and magnitude of any change in the relevant Treasury market yields between the contract initiation date and the contract settlement date. Accordingly, if we enter into additional Treasury lock agreements in the future we will be subject to potential increases in interest expense or immediate loss recognition that will fluctuate with movements in Treasury market yields and that may be substantial.

      Interest rate hedging agreements may not be enforceable in some cases. The enforceability of interest rate hedging agreements may depend on compliance by the parties with applicable statutory and other legal requirements. They may not be enforceable if they were not authorized or appropriate for a counterparty or if the related documentation has not been prepared and executed properly.

      Substantial income from hedging activities could adversely affect our ability to comply with the REIT qualification requirements of the Code. There are limits on the amount of income resulting from hedging activities that may be counted in determining our compliance with one of the REIT qualification requirements under the Code relating to the nature of our income.

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

Cabot Trust is exposed to market risk in the form of the effects of changes in market interest rates on its existing and proposed debt financing. Its Acquisition Facility bears interest at a variable rate, LIBOR plus 1%, while the interest rates on proposed fixed-rate unsecured and secured debt instruments will usually be based on Treasury securities yields plus a market-based spread. Cabot Trust has entered into various forms of interest rate protection agreements with investment-grade financial institutions from time to time for the purpose of managing a portion of its interest rate risk. For variable rate LIBOR-based borrowings, these agreements include interest rate swap, interest rate collar and interest rate cap agreements that are intended to limit Cabot Trust's effective cost on variable rate borrowings, either within an agreed range or below an agreed maximum level. For proposed long-term instruments, Cabot Trust has also entered into "Treasury Lock transactions" that are intended to set the Treasury securities component of the interest cost in advance through agreements for the sale of Treasury securities having notional amounts and maturities comparable to Cabot Trust's intended debt issuance. Cabot Trust does not enter into interest rate protection agreements or any other form of derivative financial instruments for speculative trading purposes.

As of December 31, 2000, Cabot Trust was a party to two interest rate swap agreements that are intended to limit its exposure to changes in LIBOR through October 22, 2003 on $50 million of borrowings on its Acquisition Facility. Under the agreements, Cabot Trust's counterparty is required to pay an amount equal to interest on that notional principal amount ($25 million each) of borrowings to the extent that the relevant LIBOR exceeds 5.905% in one case and 5.891% in the other. To the extent LIBOR is less than 5.905% and 5.891%, Cabot Trust must pay the counterparty.

Taking into account $149.0 million of variable rate borrowings that Cabot Trust had outstanding under its Acquisition Facility at December 31, 2000, and the above-described interest rate swap agreements that were in effect at that date, an instantaneous increase of 100 basis points in LIBOR at that date would, if LIBOR remained at the increased levels thereafter, result in an estimated $1 million reduction in Cabot Trust's net income in 2001. This estimate is provided for the purpose of illustrating the possible effects on Cabot Trust's results of operations of changing interest rates and Cabot Trust's interest rate protection agreements. It does not take into account any other effects that changes in interest rates might have on Cabot Trust's operations, such as higher interest rates on new fixed rate borrowings, nor does it consider any additional interest rate protection agreements that Cabot Trust might enter into in reaction to, or in anticipation of, changes in interest rates. While an increase in LIBOR of 100 basis points over a relatively short time period is possible, it is unlikely that interest rates would increase instantaneously or stay at the same rate for a sustained period as assumed for purposes of the illustration.

As of December 31, 2000, Cabot Trust also had $246.4 million of fixed rate debt at stated rates ranging from 7.25% to 9.67% secured by certain properties, $200.0 million of fixed rate unsecured debt at a stated rate of 7.125% and $55.0 million of unsecured Medium Term Notes at a weighted average rate of 8.4%. The current and future use of fixed rate debt is advantageous to Cabot Trust, as compared with variable rate debt, in times of rising interest rates. However, in an environment of falling interest rates, fixed rate debt would place Cabot Trust at a disadvantage as compared with competitors having larger components of variable rate debt.

Item 8. Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CABOT INDUSTRIAL TRUST
Report of Independent Public Accountants.....................................53
Consolidated Balance Sheets as of December 31, 2000 and 1999.................54
Consolidated Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998.............................................55
Consolidated Statements of Shareholders' Equity for the Years
Ended December 31, 2000, 1999 and 1998.......................................56
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998.............................................57
Notes to Consolidated Financial Statements...................................59
Schedule III - Real Estate and Accumulated Depreciation......................76

                    Report of Independent Public Accountants

To the Board of Trustees
of Cabot Industrial Trust:

We have audited the accompanying consolidated balance sheets of Cabot Industrial Trust and subsidiaries (Cabot Trust), a Maryland real estate investment trust, as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000 (Note 1). These financial statements are the responsibility of Cabot Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabot Industrial Trust and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 20, 2001

                             CABOT INDUSTRIAL TRUST

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             As of December 31,
                                                                        --------------------------
                                                                            2000           1999
                                                                        -----------    -----------
ASSETS:

INVESTMENT IN REAL ESTATE:
Land                                                                    $   332,360    $   296,619
Buildings                                                                 1,321,417      1,211,215
Less: Accumulated Depreciation                                              (73,857)       (42,543)
                                                                        -----------    -----------
    Net Rental Properties                                                 1,579,920      1,465,291
Properties under Development                                                 64,296         63,938
                                                                        -----------    -----------
                                                                          1,644,216      1,529,229
                                                                        -----------    -----------
OTHER ASSETS:
Cash and Cash Equivalents                                                     3,003         22,007
Rents and Other Receivables, net of allowance for uncollectible
    accounts of $982 and $574 in 2000 and 1999, respectively                  3,432          3,828
Deferred Rent Receivable                                                     11,573          6,079
Deferred Lease Acquisition Costs, net                                        34,288         23,913
Deferred Financing Costs, net                                                 5,460          3,369
Investment in and Advances to Related Party                                     750          1,105
Investment in and Notes Receivable from Joint Ventures                       12,518             --
Assets Held for Sale                                                         35,882             --
Other Assets                                                                 16,837          3,954
                                                                        -----------    -----------

TOTAL ASSETS                                                            $ 1,767,959    $ 1,593,484
                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                           $   246,379    $   163,866
Unsecured Debt                                                              255,000        200,000
Line of Credit Borrowings                                                   149,000        163,000
Accounts Payable                                                              1,160            889
Accrued Real Estate Taxes                                                    11,385         10,254
Distributions Payable                                                        16,069         15,437
Tenant Security Deposits and Prepaid Rents                                   11,395         11,205
Other Liabilities                                                            22,666         20,117
                                                                        -----------    -----------
                                                                            713,054        584,768
                                                                        -----------    -----------

Commitments and Contingencies (Note 11)

MINORITY INTEREST:
Preferred Unitholders                                                       238,205        189,805
Limited Partner Unitholders                                                  56,920         57,169
                                                                        -----------    -----------
                                                                            295,125        246,974
                                                                        -----------    -----------

SHAREHOLDERS' EQUITY:
Common Shares, $0.01 par value, 140,900,000 shares authorized;
    40,624,833 shares issued and outstanding at December 31, 2000
    and 40,619,420 shares issued and outstanding at December 31, 1999           406            406
Paid-in Capital                                                             768,303        767,774
Retained Deficit                                                             (8,929)        (6,438)
                                                                        -----------    -----------

TOTAL SHAREHOLDERS' EQUITY                                                  759,780        761,742
                                                                        -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 1,767,959    $ 1,593,484
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

                             CABOT INDUSTRIAL TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                     For the Years Ended
                                                 -------------------------------------------------------------
                                                 December 31, 2000    December 31, 1999     December 31, 1998
                                                 -----------------    -----------------     -----------------
                                                                                               (Note 1)
REVENUES:
   Rental Income                                   $    181,318          $    135,859         $     89,044
   Tenant Reimbursements                                 30,778                21,612               13,381
                                                   ------------          ------------         ------------
                                                        212,096               157,471              102,425
EXPENSES:
   Property Operating                                    18,898                11,821                6,579
   Property Taxes                                        24,086                17,787               11,843
   Depreciation and Amortization                         42,009                31,106               20,883
   General and Administrative                            10,134                 8,965                6,845
   Interest                                              43,570                25,360                7,009
   Settlement of Treasury Lock                               --                 2,492                   --
                                                   ------------          ------------         ------------
                 Total Expense                          138,697                97,531               53,159

OTHER INCOME:
   Net Gain on Sales of Real Estate                       2,639                 2,751                  572
   Interest and Other Income                              2,092                   996                1,120
   Earnings and Fees from Joint Ventures                    822                    --                   --
                                                   ------------          ------------         ------------

Income Before Minority Interest Expense                  78,952                63,687               50,958

MINORITY INTEREST EXPENSE:
     Preferred Unitholders                              (19,619)               (6,009)                  --
     Limited Partner Unitholders                         (4,140)               (8,630)             (29,192)
                                                   ------------          ------------         ------------
Net Income                                         $     55,193          $     49,048         $     21,766
                                                   ============          ============         ============

Earnings per Share:
     Basic                                         $       1.36          $       1.32         $       1.17
                                                   ============          ============         ============

     Diluted                                       $       1.36          $       1.32         $       1.17
                                                   ============          ============         ============

Weighted Average Shares:
     Basic                                           40,622,023            37,083,690           18,586,764
                                                   ============          ============         ============

     Diluted                                         40,622,023            37,083,690           18,586,764
                                                   ============          ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CABOT INDUSTRIAL TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (in thousands, except share and per share data)

                                               Common
                                             Shares of            Common            Capital in             Retained
                                             Beneficial          Share Par          Excess of              Earnings
                                              Interest             Value            Par Value              (Deficit)
                                             ----------          ---------          -----------            ---------
BALANCE, December 31, 1997                           50             $ --             $       1              $     --
    Issuance of Common Shares                18,586,714              186               349,116                    --
    Effect of Unit Transactions                      --               --                  (205)                   --
    Net Income                                       --               --                    --                21,766
    Distributions ($1.177 per share)                 --               --                    --               (21,877)
                                             ----------             ----             ---------              --------

BALANCE, December 31, 1998                   18,586,764              186               348,912                  (111)
                                             ----------             ----             ---------              --------

    Conversion of Units                      22,032,656              220               418,862                    --
    Net Income                                       --               --                    --                49,048
    Distributions ($1.36 per share)                  --               --                    --               (55,375)
                                             ----------             ----             ---------              --------

BALANCE, December 31, 1999                   40,619,420              406               767,774                (6,438)
                                             ----------             ----             ---------              --------

    Issuance of Warrants                             --               --                   513                    --
    Exercise of Stock Options                       413               --                    --                    --
    Conversion of Units                           5,000               --                    96                    --
    Net Income                                       --               --                    --                55,193
    Distributions ($1.42 per share)                  --               --                    --               (57,684)
    Other                                            --               --                   (80)                   --
                                             ----------             ----             ---------              --------

BALANCE, December 31, 2000                   40,624,833             $406             $ 768,303              $ (8,929)
                                             ==========             ====             =========              ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CABOT INDUSTRIAL TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                             For the Years Ended
                                                                          ---------------------------------------------------------
                                                                          December 31, 2000   December 31, 1999   December 31, 1998
                                                                          -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                               $  55,193          $  49,048          $  21,766
     Adjustments to Reconcile Net Income to Cash Provided by
     Operating Activities:
        Depreciation and Amortization                                            42,009             31,106             20,883
        Minority Interest Expense                                                23,759             14,639             29,192
        Amortization of Deferred Financing Costs                                  1,513              1,003                466
        Straight Line Rent                                                       (5,587)            (3,470)            (2,638)
        Cabot Trust's Share of Net Income of Cabot Advisors                        (518)                --               (231)
        Net Gain on Sales of Real Estate                                         (2,639)            (2,751)              (572)
        Decrease (Increase) in Rents and Other Receivables                          396               (956)            (2,872)
        Increase in Accounts Payable                                                258                419                406
        (Increase) Decrease in Other Assets                                     (12,016)               594             (2,847)
        Increase in Accrued Real Estate Taxes                                     1,131              2,945              7,309
        Increase in Tenant Security Deposits and Prepaid Rents                      190              6,249              4,956
        Increase in Other Liabilities                                             5,772              2,467              2,908
                                                                              ---------          ---------          ---------
           Net Cash Provided by Operating Activities                            109,461            101,293             78,726
                                                                              ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Investments in Real Estate                                   (125,458)          (402,150)          (376,816)
     Properties Under Development                                               (52,818)           (52,996)           (19,532)
     Proceeds from Sales of Real Estate                                          10,887             16,079              6,874
     Purchases of and Increases in Lease Acquisition Costs                      (19,613)           (12,369)            (6,857)
     Improvements to Real Estate                                                 (3,060)            (1,938)              (458)
     Notes Receivable from Joint Ventures                                        (3,329)                --                 --
     Investment in Joint Ventures                                                (8,040)                --                 --
     Acquisition Deposits, net                                                     (366)              (844)            (1,579)
     Advances to Cabot Advisors, net                                               (278)              (523)              (351)
     Purchases of Furniture, Fixtures and Equipment                                (145)               (83)               (76)
     Other                                                                       (1,751)               629                 --
                                                                              ---------          ---------          ---------
           Net Cash Used in Investing Activities                               (203,971)          (454,195)          (398,795)
                                                                              ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Unsecured Debt                                    55,000            200,000                 --
     Proceeds from Issuance of Preferred Units, net                              47,650            191,383                 --
     Proceeds from Issuance of Mortgage Debt                                     75,527             93,215                 --
     Distributions Paid to Common Shareholders                                  (57,073)           (47,438)           (15,836)
     Line of Credit (Repayments) Borrowings, net                                (14,000)           (37,000)           200,000
     Distributions Paid to Minority Interests                                   (23,923)           (16,622)           (21,240)
     Mortgage Debt Principal Repayments                                          (4,170)            (5,737)           (14,232)
     Increase in Deferred Financing Costs                                        (3,420)            (2,627)            (1,721)
     Proceeds from the Issuance of Common Shares, net                               (85)            (1,412)           177,606
     Other                                                                           --             (1,154)              (490)
     Repurchase of Partnership Units                                                 --                 --             (1,718)
                                                                              ---------          ---------          ---------
           Net Cash Provided by Financing Activities                             75,506            372,608            322,369
                                                                              ---------          ---------          ---------
                Net (Decrease) Increase in Cash and Cash Equivalents            (19,004)            19,706              2,300

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                                      22,007              2,301                  1
                                                                              ---------          ---------          ---------

CASH AND CASH EQUIVALENTS-END OF YEAR                                         $   3,003          $  22,007          $   2,301
                                                                              =========          =========          =========

Cash paid for interest, net of amounts capitalized                            $  40,699          $  23,224          $   5,771
                                                                              =========          =========          =========

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

      In conjunction with the acquisitions of certain real estate, Cabot L.P. assumed $44,025 of indebtedness and issued Units valued at $2,268 in 1998, assumed $28,182 of indebtedness and issued Units valued at $3,413 in 1999 and assumed $11,156 of indebtedness in 2000.

      In 2000, Cabot L.P. sold two properties for $22,300, and reinvested the net proceeds in real estate.

      In 2000, Cabot L.P. contributed real estate valued at $2,332 to a joint venture. In addition, Cabot Trust issued warrants valued at $550 in conjunction with the formation of a joint venture.

      At December 31, 2000, 1999 and 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $3,525, $6,520 and $7,243, accrued development costs totaled $5,216, $3,610 and $3,576, accrued preferred equity offering costs totaled $828, $1,578 and $0, and accrued common equity offering costs totaled $0, $0 and $1,290, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CABOT INDUSTRIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

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

Since Cabot Trust was formed on October 10, 1997 and did not begin operations until February 4, 1998 (see The Formation Transactions below), the results for the year ended December 31, 1998 represent activity for 331 days, or approximately 11 months.

Initial Capitalization
The initial capitalization of Cabot Trust consisted of 50 common shares of beneficial interest, par value $0.01 per share (Common Shares), issued for a total consideration of $1,000. In connection with the Formation Transactions and Offerings (described below), Cabot Trust issued an additional 18,586,714 Common Shares.

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

Cabot L.P. issued 177,448 Units in 1999 in conjunction with acquisitions and issued 5,413 common shares in 2000 and 22,032,656 Common Shares in 1999 to limited partners of Cabot L.P. in exchange for Units of Cabot L.P. As a result, Cabot Trust owned approximately 93% of the common equity of Cabot L.P. as of December 31, 2000 and 1999. The remaining approximately 7%, which is owned by investors holding Cabot L.P. Units, is considered

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

1. GENERAL (CONTINUED)

Minority Interest, Limited Partner Unitholders.

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

Cumulative Redeemable Perpetual Preferred Equity
During 2000 and 1999, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units (the Preferred Units):

    Sale Date                   Series            Unit Price      Liquidation Value       Net Proceeds
--------------------       -----------------     ------------    ------------------     ---------------
May 25, 2000                8.950% Series H           $25          $ 35,000,000          $ 33,975,000
March 23, 2000              8.875% Series G           $25            15,000,000            14,425,000
December 22, 1999           8.500% Series F           $25            45,000,000            44,025,000
December 9, 1999            8.375% Series E           $50            10,000,000             9,715,000
September 27, 1999          8.375% Series D           $50            10,000,000             9,715,000
September 3, 1999           8.625% Series C           $25            65,000,000            63,175,000
April 29, 1999              8.625% Series B           $50            65,000,000            63,175,000
                                                                   ------------          ------------
                                                                   $245,000,000          $238,205,000
                                                                   ============          ============

The Preferred Units, which may be called by Cabot Trust at liquidation value on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption provisions and are not convertible into any other securities of Cabot L.P.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Cabot Trust, Cabot L.P. and their subsidiaries over which they exercise control. The ownership interest in Cabot L.P., that is not owned by Cabot Trust, including Preferred Units, is reflected as Minority Interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                                December 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Real Estate
Investments in real estate are carried at cost, less accumulated depreciation. It is Cabot Trust's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value is determined using valuation techniques such as the present value of expected future cash flows. No impairment adjustments have been made as a result of this review process during 2000, 1999 or 1998.

Investments in real estate are primarily depreciated over 40 years using the straight-line method. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Significant building renovations and improvements that extend the useful life of or improve the assets are capitalized. Interest is capitalized as a cost of real estate development investments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 34, Capitalization of Interest Cost. Interest totaling $3,443,000 and $3,167,000 was capitalized in 2000 and 1999, respectively.

Cash Equivalents
Cabot Trust considers all short-term investments with a maturity of three months or less to be cash equivalents.

Capitalization of Costs
Cabot Trust has capitalized as deferred costs certain expenditures related to the financing and leasing of its properties. Capitalized loan fees are amortized over the term of the related loans and lease acquisition costs are amortized over the term of the related leases, or the estimated useful life of the improvement, if shorter. Deferred Lease Acquisition Costs and Deferred Financing Costs included in the accompanying consolidated balance sheets are presented net of accumulated amortization totaling $16,048,000 and $1,118,000, respectively, as of December 31, 2000 and $8,620,000 and $1,413,000, respectively, as of December 31, 1999.

Investments in Cabot Advisors and Joint Ventures
Cabot Trust's investments in Cabot Advisors and joint venture arrangements (the Joint Ventures) are accounted for using the equity method. Under the equity method of accounting, Cabot Trust's pro rata share of Cabot Advisors' and the Joint Ventures' income (loss) is recorded as an increase (decrease) in the carrying value of its investment and any distributions received are recorded as decreases in the carrying value.

Assets Held for Sale
As of December 31, 2000, Assets Held for Sale consisted of seven industrial properties in California and Ohio. One property held for sale is subject to indebtedness that totaled $5,401,000 at December 31, 2000. Subsequent to year-end, Cabot Trust has sold three of these properties containing approximately 660,000 square feet, for an aggregate sales price of $20,500,000. This sale is expected to result in a net gain of approximately $700,000. Proceeds

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

from this sale of property are anticipated to be used to acquire additional real estate assets. The sales of the remainder of these assets are subject to negotiation of final terms and other customary conditions.

Rental Income
All leases are classified as operating leases. Certain leases provide for tenant occupancy during periods for which no rent is due and minimum rent payments that increase during the term of the lease. Cabot Trust records rental income for the full term of each lease on a straight-line basis. The resulting Deferred Rent Receivable represents the amount due from tenants, net of reserves, which Cabot Trust expects to collect over the remaining life of the leases rather than currently. Deferred rental revenue is not recognized for income tax purposes until received. Cabot Trust recorded a provision for uncollectible rental income of $1,336,000, $352,000 and $312,000 in 2000, 1999 and 1998, respectively, and wrote off $928,000 and $90,000 against its allowance for uncollectible accounts in 2000 and 1999, respectively.

Interest Rate Protection Agreements
Cabot Trust uses various types of interest rate protection agreements from time to time to manage its exposures to interest rate risk. During 2000, 1999 and 1998, Cabot Trust used interest rate swap agreements, interest rate collar agreements and interest rate cap agreements to manage a portion of the interest rate risk arising from its LIBOR-based acquisition facility and may, in the future, use other types of agreements. The interest rate swap agreements are intended to effectively limit the LIBOR interest cost on a portion of the outstanding balance of the acquisition facility to a specified interest rate by requiring Cabot Trust's counterparty to pay to Cabot Trust amounts to the extent LIBOR exceeds the specified interest rate or by requiring Cabot Trust to pay to the counterparty amounts to the extent LIBOR is less than the specified interest rate. The collar agreements effectively limited the LIBOR interest cost on a portion of the outstanding balance on the acquisition facility to a specified interest rate range by requiring Cabot Trust's counterparty to pay amounts to Cabot Trust to the extent LIBOR increased above the ceiling of the specified range and requiring Cabot Trust to make payments to the counterparty to the extent LIBOR declined below the floor of the range. The interest rate cap agreements limited the LIBOR interest cost on a portion of the outstanding balance on the acquisition facility to a maximum interest rate by requiring Cabot Trust's counterparty to pay amounts to Cabot Trust to the extent LIBOR increased above the ceiling as specified. Cabot Trust accounts for such agreements under the accrual method. Amounts to be received from or paid to the counterparties of the agreements are accrued during the period to which the amounts relate and are reflected as increases or decreases in interest expense. The related amounts payable to or receivable from the counterparties are included in accounts payable or other assets in the accompanying balance sheets.

During 1998, Cabot Trust entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements
Cabot Trust will adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. Cabot Trust uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by hedging the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate cap, collar or swap agreement. For financial reporting purposes these transactions qualify as cash flow hedges and the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability. The effectiveness of the hedging relationship will be assessed each reporting period, and any ineffectiveness measured, if applicable, will be included in earnings.

On adoption of SFAS No. 133 in January 2001, Cabot Trust will record a net transition adjustment of $287,000 in accumulated other comprehensive income (equity). Adoption of the standard also results in the recognition of $287,000 of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.

Reclassifications
Certain amounts from prior years have been reclassified to conform to the 2000 financial statement presentation.

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

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

3. ACQUISITIONS OF REAL ESTATE INVESTMENTS (CONTINUED)

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

During 2000, Cabot Trust acquired 34 properties with an aggregate of approximately 3.3 million net rentable square feet. The aggregate purchase price for the 34 properties was $152.2 million, including $11.2 million of debt assumed.

4. DEBT FACILITIES

The Acquisition Facility
On October 24, 2000, Cabot L.P. obtained a new $325 million unsecured line of credit facility (the Acquisition Facility) replacing its previous $325 million credit facility that was to mature in March 2001. The new credit facility matures in October 2003, has a one-year extension option and a $50 million expansion option. The new credit facility also includes certain financial and nonfinancial covenants. Cabot Trust is a guarantor of the facility. The interest rate on the Acquisition Facility for 2000, 1999 and 1998 was LIBOR plus 100 basis points (which includes a 20 basis point facility fee in 2000) and the rate on the borrowings at Cabot Trust's current credit rating is LIBOR plus 100 basis points. At December 31, 2000 and 1999, the interest rate on outstanding borrowings was 7.69% and 7.50%, respectively. The weighted average coupon interest rate for the years ended December 31, 2000, 1999 and 1998 was 7.54%, 6.37% and 6.58%, respectively, including the effect of the interest rate swap, collar and cap arrangements described below. The Acquisition Facility is used to acquire and develop properties and for working capital purposes.

Cabot L.P. has entered into two interest rate swaps relating to the Acquisition Facility for notional amounts of $25 million each, which are intended to result in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 5.891% and 5.905% through October 2003. Cabot L.P. had entered into an interest rate cap arrangement relating to the Acquisition Facility for a notional amount of $100 million for the period from October 1, 1999 through April 1, 2000. This arrangement resulted in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to no more than 6.50% per annum. Cabot L.P. also entered into other similar arrangements during 2000, 1999 and 1998, which resulted in interest expense of $16,000, $86,000 and $47,000, respectively.

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

4. DEBT FACILITIES (CONTINUED)

Unsecured Debt - Medium Term Notes
On September 7, 2000, Cabot L.P. established a Medium Term Note program eligible to issue up to $200 million of notes payable. On September 12, 2000, Cabot L.P. issued $40 million of notes payable, with a coupon interest rate of 8.5%, due September 15, 2010. On September 18, 2000, Cabot L.P. issued an additional $15 million of notes payable, with a coupon interest rate of 8.2%, due September 15, 2005.

Unsecured Debt - Senior Notes
On May 4, 1999, Cabot Trust issued $200 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate and were priced at 99.724%, resulting in a discount of $552,000.

Mortgage Debt
Cabot Trust assumed certain loans in connection with the Formation Transactions, entered into loan agreements during 2000 and 1999, and assumed certain loans in conjunction with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). The Mortgage Loans, totaling $246.4 million and $163.9 million at December 31, 2000 and 1999, respectively, bear coupon rates ranging from 7.25% to 9.67% and are secured by properties with a net book value of $396.3 million and $272.6 million, respectively. Certain of the debt assumed in conjunction with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense recorded in the accompanying consolidated statements of operations was adjusted based on the fair market interest rate at the date of acquisition.

Aggregate principal payments on mortgage notes payable at December 31, 2000 for the five years ending December 31 and thereafter are as follows:

                                                                 (in thousands)
                                                                 --------------

      2001.......................................................  $   6,222
      2002.......................................................      9,656
      2003.......................................................     12,622
      2004.......................................................     13,106
      2005.......................................................     13,015
      Thereafter.................................................    191,758

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

5. FUTURE MINIMUM RENTS

Future minimum rental receipts due Cabot Trust on noncancelable operating leases for the 360 industrial properties owned as of December 31, 2000 for the five years ending December 31 and thereafter were as follows:

                                                                 (in thousands)
                                                                 --------------

      2001........................................................ $ 164,581
      2002........................................................   138,848
      2003........................................................   108,165
      2004 .......................................................    79,090
      2005 .......................................................    56,020
      Thereafter..................................................   155,777

Cabot Trust is subject to the usual business risks associated with the collection of the above-scheduled rents. The above amounts do not include additional rental receipts that will become due as a result of the expense reimbursement and escalation provisions in the leases. In addition, Cabot Trust's minimum future rental receipts related to nonindustrial properties total $5.4 million as of December 31, 2000.

6. INCOME TAXES

Cabot Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the Code), as amended. As a REIT, Cabot Trust generally will not be subject to federal income tax to the extent it distributes its taxable income for each tax year to its shareholders. REITs are also subject to a number of organizational and operational requirements. If Cabot Trust fails to qualify as a REIT in any taxable year, Cabot Trust will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if Cabot Trust qualifies for taxation as a REIT, Cabot Trust may be subject to state and local income tax and to federal income tax and excise tax on its undistributed income. In 2000, 1999 and 1998, 100% of Cabot Trust's distributions to shareholders deemed in each year were taxable as ordinary income.

7. EMPLOYEE BENEFIT PLANS

Cabot Trust has adopted the Cabot Industrial Trust Long-Term Incentive Plan (the
LTIP) and the Cabot Industrial Trust 1999 Long-Term Incentive Plan (the 1999
LTIP) (collectively, the Plans), for the purpose of attracting and retaining highly qualified executive officers, Trustees and employees. The 1999 LTIP is maintained as a broad-based plan within the meaning of the New York Stock Exchange rules.

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

The Plans are administered by the Executive Compensation Committee of the Board of Trustees, (the Administrator). Officers and other employees of Cabot Trust, Cabot L.P. and designated subsidiaries and members of the Board of Trustees who are not employees of Cabot Trust are eligible to participate.

Options are awarded to Trustees or employees of Cabot Trust in the form of Common Shares and to employees of Cabot L.P. or Cabot Advisors in the form of Units. The LTIP, at December 31, 2000, authorizes the issuance of up to 4,366,792 Common Shares and Units and the 1999 LTIP authorizes the issuance of up to 2,000,000 Common Shares and Units. The number of Common Shares and Units available under the LTIP may increase to an amount equal to 10% of the aggregate number of outstanding Common Shares and Units. The Plans provide for the grant of (i) Common Share options intended to qualify as incentive options under
Section 422 of the Code (the LTIP only), (ii) Common Share options and Unit options not intended to qualify as incentive options under Section 422 of the Code and (iii) dividend equivalent rights and distribution equivalent rights (collectively, DEUs) which entitle a Participant to be credited with additional Common Share or Unit rights.

In connection with the grant of options under the Plans, other than options to nonemployee Trustees, the Administrator determines the terms of the option, including the option exercise price, any vesting requirements and whether a DEU shall be awarded. The Administrator has authority to award options at an exercise price that is less than fair market value but to date has not done so. Except for options granted to non-employee Trustees, the options granted under the Plans during 2000, 1999 and 1998 have 10-year terms and become exercisable in four equal annual installments commencing on the first anniversary of the date of grant, subject to acceleration of vesting upon a change in control of Cabot Trust (as defined in the Plans). DEUs entitle an option holder to an award of additional Common Shares or Units at year end with a positive intrinsic value calculated using a formula that is based on the difference, if any, between the annual distribution rate on the Common Shares and Units versus the average dividend rate on stocks included in the S&P 500 Index. DEUs vest on a vesting schedule as determined by the Administrator and once vested entitle the holder to a Common Share or Unit at the earlier of the year of exercise of the underlying option, the year of termination of employment, or the year of expiration of the underlying option or, in some cases, only upon a change in control. The options granted with DEUs resulted in compensation expense in 2000 and 1999 of approximately $772,000 and $475,000, respectively.

To the extent an option has not become exercisable at the time of the holder's termination of employment, it will be forfeited unless the Administrator has previously exercised its reasonable discretion to make such option exercisable and all vested options which are not exercised by the expiration date described in the Plans will be forfeited. Any Common Shares or Units subject to options which are forfeited (or which expire without exercise) will again be available for grant under the Plans.

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of Cabot Trust's stock option activity is as follows:

                                                     2000                            1999                           1998
                                          ---------------------------    -----------------------------   --------------------------
                                                             Weighted                         Weighted                      Weighted
                                                              Average                          Average                       Average
                                              Number of      Exercise         Number of       Exercise       Number of      Exercise
                                               Shares          Price           Shares           Price         Shares          Price
---------------------------------------------------------------------    -----------------------------   --------------------------
Options outstanding, beginning of year        3,982,590        $19.88         3,126,615         $20.04              --       $ 0.00
     Granted                                     42,500         19.41           878,300          19.29       3,195,015        20.04
     Exercised                                       --            --                --             --              --           --
     Forfeited                                  (54,238)        19.63           (22,325)         19.97         (68,400)       20.00
                                          ---------------------------    -----------------------------   --------------------------
Options outstanding, end of year              3,970,852        $19.87         3,982,590         $19.88       3,126,615       $20.04
                                          ===========================    =============================   ==========================
Options exercisable, end of year              1,794,414        $19.95           814,079         $20.04              --       $ 0.00
                                          ===========================    =============================   ==========================

DEUs outstanding, beginning of year             283,705        $ 0.00            89,384         $ 0.00              --       $ 0.00
     Credited                                   223,775          0.00           194,967           0.00          89,384         0.00
     Exercised                                     (497)         0.00                --           0.00              --         0.00
     Forfeited                                   (1,354)         0.00              (646)          0.00              --         0.00
                                          ---------------------------    -----------------------------   --------------------------
DEUs outstanding, end of year                   505,629        $ 0.00           283,705         $ 0.00          89,384       $ 0.00
                                          ===========================    =============================   ==========================
DEUs exercisable, end of year                    63,412        $ 0.00            23,733         $ 0.00              --       $ 0.00
                                          ===========================    =============================   ==========================

Options available for grant                   1,890,311            --         2,100,497             --       1,131,501           --
                                          ===========================    =============================   ==========================

For the DEUs outstanding as of December 31, 2000 and 1999, 156,889 and 152,797, respectively, vest over the shorter of a four-year period or upon a change of control and 348,740 and 130,908, respectively, vest only upon a change of control.

A summary of the status of Cabot Trust's stock options outstanding at December 31, 2000, is as follows:

                                                     Options Outstanding
                                  -------------------------------------------------------------
                                                       Weighted Average          Weighted
                                                          Remaining              Average
Range of Exercise Prices          Number of Shares     Contractual Life       Exercise Price
-----------------------------------------------------------------------------------------------
$17.00  -  $19.99                     1,772,177          8.38 years               $19.49
$20.00                                2,000,200          7.09 years               $20.00
$20.01  -  $24.16                       198,475          7.77 years               $22.05

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

Pro Forma Stock-based Compensation Expense
As permitted by SFAS No. 123, Accounting for Stock-based Compensation, Cabot Trust has elected to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans. Except for the DEUs as described above, no compensation cost has been recognized for Cabot Trust's Plans as the option prices at the date of grant were equal to market prices. Had compensation cost for awards in 2000, 1999 and 1998 under Cabot Trust's Plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on Cabot Trust's net income and earnings per share would have been as follows:

                                             2000                 1999                  1998
      ------------------------------------------------------------------------------------------
                                                (in thousands, except per share amounts)
      Net income:
          As reported                       $55,193              $49,048               $21,766
          Pro forma                          53,227               47,368                21,255
      Basic earnings per share:
          As reported                       $  1.36              $  1.32               $  1.17
          Pro forma                            1.31                 1.28                  1.14
      Diluted earnings per share:
          As reported                       $  1.36              $  1.32               $  1.17
          Pro forma                            1.31                 1.28                  1.14

Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

The weighted average fair value per share of options granted was $2.51, $2.23 and $2.58 in 2000, 1999 and 1998, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                       2000            1999             1998
      --------------------------------------------------------------------------
      Expected volatility               18.49%           19.21%           20.66%
      Risk-free interest rate     6.00 - 6.69%     4.82 - 6.60%     4.52 - 5.60%
      Expected life of options         7 years          7 years          7 years
      Expected dividend yield             6.2%             6.9%             6.2%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

volatility. Because Cabot Trust's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

401(k) Savings Plan
The Cabot Savings Plan 401(k) covers eligible full-time employees of Cabot Trust and its affiliates. Contributions to the plan are made by both the employee and the employer. Employer contributions are based on the level of employee contributions. For this plan, Cabot Trust contributed and charged to expense $64,000 in 2000, $58,000 in 1999 and $44,000 in 1998.

8. EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings per Share, basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during each of the periods ended December 31, 2000, 1999 and 1998 (see Note 1).

Diluted earnings per share have been computed considering the potentially dilutive effect of the exercise of Unit options and warrants granted by Cabot L.P. and Cabot Trust. Basic and diluted earnings per share were calculated as follows:

                                                                                                                     Period Ended
                                                                Year Ended               Year Ended              December 31, 1998
                                                           December 31, 2000          December 31, 1999             (see Note 1)
                                                           -----------------          -----------------          ------------------
                                                                           (in thousands, except per share amounts)
Basic:
Net Income                                                 $         55,193            $         49,048            $         21,766
                                                           ----------------            ----------------            ----------------
Weighted Average Shares                                              40,622                      37,084                      18,587
                                                           ----------------            ----------------            ----------------
Basic Earnings per Share                                   $           1.36            $           1.32            $           1.17
                                                           ================            ================            ================
Diluted:
Net Income                                                 $         55,193            $         49,048            $         21,766
Effect of Unit Options                                                  (75)                        (26)                        (35)
Effect of Warrants                                                       --                          --                          --
                                                           ----------------            ----------------            ----------------
Income available to Common Shareholders, as adjusted                 55,118                      49,022                      21,731
                                                           ----------------            ----------------            ----------------
Weighted Average Shares                                              40,622                      37,084                      18,587
                                                           ----------------            ----------------            ----------------
Diluted Earnings per Share                                 $           1.36            $           1.32            $           1.17
                                                           ================            ================            ================

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

8. EARNINGS PER SHARE (CONTINUED)

Approximately 3.9 million options and 750,000 warrants are excluded from the above calculation of diluted earnings per share for the year ended December 31, 2000 since the impact of consideration of these options and warrants was antidilutive.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires Cabot Trust to disclose fair value information for all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the balance sheets. Cabot Trust's financial instruments, other than debt and interest rate protection agreements are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables and accounts payable. The carrying amount of these assets and liabilities in the consolidated balance sheets approximate fair value.

The carrying amount and fair value of Cabot Trust's long-term obligations and off-balance-sheet financial instruments as of December 31, 2000 and 1999 are as follows:

                                                                    2000                      1999
                                                           --------------------------------------------------
                                                            Carrying      Fair        Carrying      Fair
                                                             Amount       Value        Amount       Value
-------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Assets:
     Loans to Joint Venture                                $   3,301    $   3,301    $      --    $      --

Long-term Obligations:
     Mortgage loans payable                                $(246,379)   $(250,030)   $(163,866)   $(167,493)
     Unsecured debt                                        $(255,000)   $(256,799)   $(200,000)   $(192,480)

Off-balance-sheet financial instruments:
     Interest rate protection agreements (liability)       $      --    $    (287)   $      --    $       1

Cabot Trust's mortgage loans and unsecured debt are at fixed rates, which in certain cases differ from borrowing rates currently available to Cabot Trust with similar terms and average maturities. The fair market values of mortgage loans payable were estimated using a valuation technique that discounts expected future cash flows to net present value. The fair market value of Cabot Trust's unsecured debt was estimated based on publicly quoted market prices, which represents the amount Cabot Trust would have to pay to repurchase such borrowings at year end. Cabot Trust's Acquisition Facility is at a variable rate, which results in a carrying value that approximates its fair value. The fair value of Cabot Trust's interest rate protection agreements is the estimated amount that Cabot Trust would receive or pay if it had terminated the contracts as of December 31, 2000 and 1999, taking into account the change in interest rates and the creditworthiness of the counterparties.

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

10. EQUITY INVESTMENTS

Cabot Trust has an equity investment in Cabot Advisors (see Note 1) and also has a 20% equity interest in joint ventures with Chase Capital Partners, GE Capital Real Estate and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-CREF) (the Joint Ventures), each of which were formed in 2000. In conjunction with one Joint Venture, Cabot Trust issued 750,000 warrants which entitle the Joint Venture partner to purchase common shares of Cabot Trust at $27 per share, through September 5, 2005.

Cabot Advisors is responsible for various activities including management of Cabot Trust's properties and properties on behalf of third parties, as well as providing other real estate related services for third parties. Total management fees earned by Cabot Advisors related to Cabot Trust's properties are included in Property Operating Expenses in the accompanying consolidated statements of operations and amounted to $4,444,000, $2,684,000 and $1,037,000 in 2000, 1999
and 1998, respectively.

The Joint Ventures are targeted toward acquisition and development of industrial properties. Cabot Trust is the managing member and will earn acquisition, development, asset management and property management fees for services it provides to the Joint Ventures. During 2000, Cabot Trust earned acquisition and development fees of $687,000 and asset management and property management fees of $56,000.

Summarized unaudited financial information for Cabot Advisors and the Joint Ventures as of December 31, 2000, 1999 and 1998 and for the years then ended is as follows:

                                                               As of and for the Years Ended December 31,
                                                              -------------------------------------------
                                                                       2000      1999      1998
---------------------------------------------------------------------------------------------------------
                                                                      (unaudited, in thousands)
Total assets .................................................       $98,953   $ 1,426    $1,104
Total revenue ................................................        10,884     5,344     3,281
Net income (loss) ............................................           760       (20)      244
Company's share of net income (loss) of Cabot Advisors .......           518       (19)      231
Company's share of net income of Joint Ventures ..............            89        --        --

Cabot Advisors commenced operations on February 4, 1998. Therefore, results for the year ended December 31, 1998 represent activity for 331 days, or approximately 11 months. Cabot Trust's share of Cabot Advisors' net income
(loss) is included in Interest and Other Income in the accompanying consolidated statements of operations.

The Joint Ventures commenced operations at various dates in 2000. Accordingly, their results for the year ended December 31, 2000 do not represent a full year. Cabot Trust's share of the Joint Ventures' net income is included in Earnings and Fees from Joint Ventures in the accompanying consolidated statements of operations.

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

11. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk
Cabot Trust maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed Federal Deposit Insurance Corporation (FDIC) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of Cabot Trust believes the risk is not significant.

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

Minimum Future Lease Obligations
Minimum future lease obligations of Cabot Trust under noncancelable operating leases for each of the next five years ending December 31 and thereafter are as follows:

                                                                (in thousands)
                                                                --------------

      2001 ...................................................... $  1,267
      2002 ......................................................    1,204
      2003 ......................................................    1,161
      2004 ......................................................    1,106
      2005 ......................................................       --
      Thereafter ................................................       --
                                                                  --------
                                                                  $  4,738
                                                                  ========

Cabot Trust incurred rental expense of $421,000, $389,000 and $192,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, Cabot Advisors incurred rental expense of $476,000, $374,000 and $181,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Cabot Trust's only significant leases are for its office space. The leases provide for the payment of base rent and reimbursement of operating expenses and real estate taxes over stated base amounts.

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements
Senior executives have entered into employment agreements with Cabot Trust and Cabot L.P. Agreements with three of the senior executives are for an initial term of three years, and each year the term automatically extends an additional year unless terminated in advance. Agreements with four other senior executives are for an initial term of two years and each year the term automatically extends an additional year unless terminated in advance. Each agreement provides for annual base compensation in amounts ranging from $189,300 to $312,000 ($1,531,700 in the aggregate in 2000) and an annual cash bonus to be determined by the Executive Compensation Committee of the Board of Trustees. The base annual compensation may be increased in subsequent years by action of the Executive Compensation Committee. Each of the employment agreements provides for severance payments in the event of a change in control of Cabot Trust equal to three times the sum of the current base salary and the annual bonus paid for the preceding year and also provides for tax reimbursements in certain circumstances.

Severance Agreements
On December 17, 1998, Cabot Trust's Board of Trustees approved a retention and severance plan covering all full-time employees of Cabot Trust and its affiliates not covered by employment agreements which will provide for six to 24 months of compensation to be paid, under certain circumstances, in the event of a change in control.

As of December 31, 2000, total costs payable under the employment and severance arrangements covering senior executives and other employees in the event of a change in control approximated $20.3 million.

Shareholder Rights Plan
On June 11, 1998, the Board of Trustees adopted a Rights Agreement and declared a dividend of one preferred share purchase right (a Right) for each outstanding Common Share to be distributed to all holders of record of the Common Shares on June 15, 1998. In addition, Rights will be issued with each Common Share to be issued in the future. Each Right entitles the registered holder to purchase one one-hundredth of a Series A Junior Participating Preferred Share for an exercise price of $85, subject to adjustment as provided in the Rights Agreement. The Rights will generally be exercisable only if a person or group acquires or announces a tender offer for 15% or more of the Common Shares. Under certain circumstances, upon a shareholder acquisition of 15% or more of the Common Shares, each Right will entitle the holder to purchase, at the Right's then current exercise price, a number of Common Shares having a market value of twice the Right's exercise price. The acquisition of Cabot Trust pursuant to certain mergers or other business transactions will entitle each holder of a Right to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Right's exercise price. The Rights held by certain 15% shareholders will not be exercisable. The rights will expire on June 11, 2008, unless the expiration date of the Rights is extended and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.

                             CABOT INDUSTRIAL TRUST

                                December 31, 2000

12. SUPPLEMENTARY QUARTERLY DATA

                                          March 31,        June 30,       September 30,    December 31,
                                            2000             2000             2000             2000
--------------------------------------------------------------------------------------------------------
                                             (unaudited, in thousands, except per share amounts)
Rental revenue                         $       49,808   $       52,178   $       54,477   $       55,633
Net gain on sales of real estate                   --               --               --            2,639
Net income                                     12,737           12,996           13,266           16,194
Earnings per share, basic                        0.31             0.32             0.33             0.40
Earnings per share, diluted                      0.31             0.32             0.33             0.40

                                          March 31,        June 30,       September 30,    December 31,
                                            1999             1999             1999             1999
--------------------------------------------------------------------------------------------------------
                                             (unaudited, in thousands, except per share amounts)
Rental revenue                         $       34,138   $       37,182   $       40,840   $       45,311
Net gain (loss) on sales of real
  estate                                           --            3,404             (653)              --
Net income                                      7,691           15,161           12,816           13,380
Earnings per share, basic                        0.28             0.41             0.31             0.33
Earnings per share, diluted                      0.28             0.41             0.31             0.33

                                          March 31,        June 30,       September 30,    December 31,
                                           1998(1)           1998             1998             1998
--------------------------------------------------------------------------------------------------------
                                             (unaudited, in thousands, except per share amounts)
Rental revenue                         $       14,733   $       26,159   $       28,417   $       33,116
Net gain on sale of real estate                    --               --               --              572
Net income                                      3,478            6,081            6,001            6,206
Earnings per share, basic                        0.19             0.33             0.32             0.33
Earnings per share, diluted                      0.19             0.33             0.32             0.33

(1) Since Cabot Trust did not begin operations until February 4, 1998, the results for the quarter ended March 31, 1998, represent activity for 56 days.

                             CABOT INDUSTRIAL TRUST
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
North 104th Avenue                         1     Tolleson, AZ             $     --   $    651    $    6,476     $ --       $      5
North 47th Avenue                          1     Phoenix, AZ                    --        471         3,675       --              1
South 55th Avenue                          1     Phoenix, AZ                    --        334         1,953      149            221
South 63rd Avenue                          1     Phoenix, AZ                    --        528         4,471       --              1
South 84th Avenue                          1     Tolleson, AZ                   --        553         6,067       --             --
West Van Buren                             1     Tolleson, AZ                4,758        475         6,224       --              3
South 41st Avenue, Building 2              1     Phoenix, AZ                 4,881        975         6,593       --           (124)
South 49th Avenue                          1     Phoenix, AZ                    --        787         3,069       --              2
North 103rd Street                         1     Phoenix, AZ                    --        773         6,415       --            (24)
44th Avenue                                1     Phoenix, AZ                 2,915        575         3,629       --            106
South 9th Street                           1     Phoenix, AZ                 2,916      1,394         5,709       --           (124)
South 41st Avenue, Building 1              1     Phoenix, AZ                 3,216        286         4,399       --            187
South 39th Avenue                          1     Phoenix, AZ                 4,527        550         7,606       --            (10)
South 40th Avenue, Building 1              1     Phoenix, AZ                 1,795        518         3,610       --            (87)
South 53rd Avenue                          1     Phoenix, AZ                 2,840        226         3,667       --              3
South 40th Avenue, Building 2              1     Phoenix, AZ                 1,709        518         3,400       --             69
South 40th Avenue, Building 3              1     Phoenix, AZ                    --      1,131         5,680       --              1
East Encanto Drive                         1     Tempe, AZ                     733        460         2,906       --             --
West Alameda Drive, Building 1             1     Tempe, AZ                   1,071        250         1,320       --           (236)
South Priest Drive                         1     Tempe, AZ                   2,686        813         3,140       --            146
West Alameda Drive, Building 2             1     Tempe, AZ                   1,071        250         1,084       --             10
West Alameda Drive, Building 3             1     Tempe, AZ                   1,071        250         1,084       --             --
West Alameda Drive, Building 4             1     Tempe, AZ                   1,071        250         1,084       --             --
East Watkins Street                        1     Phoenix, AZ                    --      3,707         5,574       --             13
East University Drive, Building 1          1     Phoenix, AZ                   891        490           799       --             --
East University Drive, Building 2          1     Phoenix, AZ                   657        362           592       --             --


                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                                 Date                 Depreciable
                                                 Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                         Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                         ----     ------------    --------   ------------    ---------     --------   --------
North 104th Avenue                     $    651     $    6,481   $    7,132   $   (483)         1995       02/04/98     10-40
North 47th Avenue                           471          3,676        4,147       (282)         1986       02/04/98     10-40
South 55th Avenue                           483          2,174        2,657       (160)         1986       02/04/98     10-40
South 63rd Avenue                           528          4,472        5,000       (326)         1990       02/04/98     10-40
South 84th Avenue                           553          6,067        6,620       (444)         1989       02/04/98     10-40
West Van Buren                              475          6,227        6,702       (434)         1997       03/16/98     10-40
South 41st Avenue, Building 2               975          6,469        7,444       (440)         1985       09/22/98     10-40
South 49th Avenue                           787          3,071        3,858       (179)         1989       09/22/98     10-40
North 103rd Street                          773          6,391        7,164       (301)         1999       02/15/99     10-40
44th Avenue                                 575          3,735        4,310       (264)         1997       03/16/98     10-40
South 9th Street                          1,394          5,585        6,979       (379)         1983       06/30/98     10-40
South 41st Avenue, Building 1               286          4,586        4,872       (258)         1989       09/22/98     10-40
South 39th Avenue                           550          7,596        8,146       (431)         1989       09/22/98     10-40
South 40th Avenue, Building 1               518          3,523        4,041       (227)         1990       09/22/98     10-40
South 53rd Avenue                           226          3,670        3,896       (216)         1987       09/22/98     10-40
South 40th Avenue, Building 2               518          3,469        3,987       (181)         1989       09/22/98     10-40
South 40th Avenue, Building 3             1,131          5,681        6,812       (297)         1987       12/29/98     10-40
East Encanto Drive                          460          2,906        3,366       (202)         1990       03/17/98     10-40
West Alameda Drive, Building 1              250          1,084        1,334        (73)         1984       09/21/98     10-40
South Priest Drive                          813          3,286        4,099       (189)         1998       09/21/98     10-40
West Alameda Drive, Building 2              250          1,094        1,344        (73)         1984       09/21/98     10-40
West Alameda Drive, Building 3              250          1,084        1,334        (73)         1984       09/21/98     10-40
West Alameda Drive, Building 4              250          1,084        1,334        (73)         1984       09/21/98     10-40
East Watkins Street                       3,707          5,587        9,294       (152)         1998       12/23/99     10-40
East University Drive, Building 1           490            799        1,289        (19)         1988       02/03/00     10-40
East University Drive, Building 2           362            592          954        (13)         1984       02/03/00     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
East University Drive, Building 3          1     Phoenix, AZ                 1,444        795         1,281       --             --
East University Drive, Building 4          1     Phoenix, AZ                 1,929      1,062         1,706       --             93
East University Drive, Building 5          1     Phoenix, AZ                 1,068        362         1,176       --             --
South 16th Street                          1     Phoenix, AZ                    --         --         7,598       --             12
Deforest Circle                            1     Mira Loma, CA                  --      1,870         7,794       --             --
Santa Anita Avenue                         1     Rancho Cucamonga, CA           --      1,641         6,093       --             --
South Rockfeller Avenue                    1     Ontario, CA                    --      1,259         4,249       --              2
Vintage Avenue                             1     Ontario, CA                    --      2,139         7,224       --             --
San Fernando Road                          1     Sun Valley, CA              6,383      2,612         7,118       --            413
Rowland Street                             1     City of Industry, CA           --      2,000         6,102       --            763
Dahlia Street                              1     Fontana, CA                    --      2,318         7,604       --              8
East Dyer Road                             1     Santa Ana, CA                  --      8,160         6,172       --            (53)
Parco Street                               1     Ontario, CA                    --        658         2,224      (20)            (9)
Industry Circle                            1     La Mirada, CA               2,938      1,802         3,325       --             10
East Santa Ana Street, Building 1          1     Ontario, CA                 2,502        757         3,101       --              9
East Santa Ana Street, Building 2          1     Ontario, CA                 1,228        473         2,089       --             --
Jersey Court                               1     Rancho Cucamonga, CA        2,030        736         2,420       --            188
12th Street                                1     Chino, CA                   2,735        889         3,170       --            163
West Rincon Street                         1     Corona, CA                     --      1,955         6,318       --              2
Tyburn Street                              1     Los Angeles, CA                --      2,628         3,239       --            131
North San Fernando Road, Building 1        1     Los Angeles, CA                --      3,008         3,842       --              1
North San Fernando Road, Building 2        1     Los Angeles, CA                --      2,377         3,173       --              2
North San Fernando Road, Building 3        1     Los Angeles, CA                --      1,645         2,153       --              7
South Parco Street                         1     Ontario, CA                    --        634         2,213       --             --
East Cedar Street                          1     Ontario, CA                    --        722         2,571       --             --
East Vista Bella Way                       1     Rancho Dominguez, CA           --      1,183         3,297       --            313
West Manville Street                       1     Rancho Dominguez, CA           --      1,347         3,187       --            381


                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                                 Date                 Depreciable
                                                 Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                         Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                         ----     ------------    --------   ------------    ---------     --------   --------
East University Drive, Building 3           795          1,281        2,076        (28)         1988       02/03/00     10-40
East University Drive, Building 4         1,062          1,799        2,861        (39)         1988       02/03/00     10-40
East University Drive, Building 5           362          1,176        1,538        (26)         1988       02/03/00     10-40
South 16th Street                            --          7,610        7,610       (206)         1998       12/22/99     10-40
Deforest Circle                           1,870          7,794        9,664       (560)         1992       02/06/98     10-40
Santa Anita Avenue                        1,641          6,093        7,734       (453)         1988       02/04/98     10-40
South Rockfeller Avenue                   1,259          4,251        5,510       (321)         1986       02/04/98     10-40
Vintage Avenue                            2,139          7,224        9,363       (531)         1988       02/04/98     10-40
San Fernando Road                         2,612          7,531       10,143       (506)         1980       04/07/98     10-40
Rowland Street                            2,000          6,865        8,865       (383)         1998       09/01/98     10-40
Dahlia Street                             2,318          7,612        9,930       (266)         1989       08/27/99     10-40
East Dyer Road                            8,160          6,119       14,279       (458)       1954/1965    02/04/98     10-40
Parco Street                                638          2,215        2,853        (91)         1999       08/01/99     10-40
Industry Circle                           1,802          3,335        5,137       (184)       1966/1973    10/21/98     10-40
East Santa Ana Street, Building 1           757          3,110        3,867       (206)         1990       05/20/98     10-40
East Santa Ana Street, Building 2           473          2,089        2,562       (136)         1990       05/20/98     10-40
Jersey Court                                736          2,608        3,344       (154)         1989       09/30/98     10-40
12th Street                                 889          3,333        4,222       (188)         1990       09/30/98     10-40
West Rincon Street                        1,955          6,320        8,275       (367)         1986       09/30/98     10-40
Tyburn Street                             2,628          3,370        5,998       (145)         1965       04/22/99     10-40
North San Fernando Road, Building 1       3,008          3,843        6,851       (168)         1965       04/22/99     10-40
North San Fernando Road, Building 2       2,377          3,175        5,552       (128)         1965       04/22/99     10-40
North San Fernando Road, Building 3       1,645          2,160        3,805        (94)         1965       04/22/99     10-40
South Parco Street                          634          2,213        2,847        (72)         1999       04/01/00     10-40
East Cedar Street                           722          2,571        3,293        (51)         1999       04/01/00     10-40
East Vista Bella Way                      1,183          3,610        4,793       (142)         1973       07/16/99     10-40
West Manville Street                      1,347          3,568        4,915       (135)         1980       07/16/99     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
Alondra Boulevard                          1     La Mirada, CA                  --      2,002         7,712       --              6
North San Fernando Road, Building 7(2)     0     Los Angeles, CA                --      2,006          (973)      --             72
Artesia Avenue, Building 1                 1     Fullerton, CA                  --        568         1,437       --              1
Artesia Avenue, Building 2                 1     Fullerton, CA                  --        618         1,771       --             --
Commonwealth Avenue                        1     Fullerton, CA                  --        640         1,333       --              1
East Howell Avenue, Building 1             1     Anaheim, CA                    --      1,045         2,473       --             --
East Howell Avenue, Building 2             1     Anaheim, CA                    --        337           769       --             --
Anza Drive, Building 2                     1     Valencia, CA                   --        178           460       --             --
Anza Drive, Building 3                     1     Valencia, CA                   --        185           510       --             --
Anza Drive, Building 1                     1     Valencia, CA                   --        225           490       --             --
Royal Avenue                               1     Simi Valley, CA                --        443         1,320       --              3
Union Place, Building 1                    1     Simi Valley, CA                --        314         1,216       --             --
Union Place, Building 2                    1     Simi Valley, CA                --        601         2,816       --             69
North San Fernando Road, Building 4        1     Los Angeles, CA                --      1,039         3,509       --             --
North San Fernando Road, Building 5        1     Los Angeles, CA                --      1,018         1,796       --             10
North San Fernando Road, Building 6        1     Los Angeles, CA                --        703         1,122       --             --
Lassen Street                              1     Chatsworth, CA                 --      2,429         4,370       --             29
East 166th Street                          1     Cerritos, CA                   --        780         1,404       --            (22)
Shoemaker Avenue, Building 1               1     Santa Fe Springs, CA           --        550         1,370       --             91
Shoemaker Avenue, Building 2               1     Santa Fe Springs, CA           --        220           594       --             --
Shoemaker Avenue, Building 3               1     Santa Fe Springs, CA           --        398         1,061       --             --
Shoemaker Avenue, Building 4               1     Santa Fe Springs, CA           --        171           463       --             --
Lincoln Way, Building 1                    1     Garden Grove, CA               --      1,150         2,220       --             --
Lincoln Way, Building 2                    1     Garden Grove, CA               --      1,249         2,412       --             --
Lincoln Way, Building 3                    1     Garden Grove, CA               --      1,343         1,983       --             --
Lincoln Way, Building 4                    1     Garden Grove, CA               --      1,307         2,623       --             --
Wilshire Avenue, Building 1                1     Santa Ana, CA                  --        380           720       --             --

                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                                 Date                 Depreciable
                                                 Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                         Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                         ----     ------------    --------   ------------    ---------     --------   --------
Alondra Boulevard                         2,002          7,718        9,720       (260)       1969/1975    08/09/99     10-40
North San Fernando Road, Building 7(2)    2,006           (901)       1,105         (1)         1994       04/22/99     10-40
Artesia Avenue, Building 1                  568          1,438        2,006       (104)         1991       02/04/98     10-40
Artesia Avenue, Building 2                  618          1,771        2,389       (129)         1991       02/04/98     10-40
Commonwealth Avenue                         640          1,334        1,974        (97)         1965       02/04/98     10-40
East Howell Avenue, Building 1            1,045          2,473        3,518       (181)         1968       02/04/98     10-40
East Howell Avenue, Building 2              337            769        1,106        (56)         1991       02/04/98     10-40
Anza Drive, Building 2                      178            460          638        (32)         1990       06/29/98     10-40
Anza Drive, Building 3                      185            510          695        (36)         1990       06/29/98     10-40
Anza Drive, Building 1                      225            490          715        (35)         1990       06/29/98     10-40
Royal Avenue                                443          1,323        1,766        (85)         1988       06/29/98     10-40
Union Place, Building 1                     314          1,216        1,530        (78)         1985       06/29/98     10-40
Union Place, Building 2                     601          2,885        3,486       (187)         1987       06/29/98     10-40
North San Fernando Road, Building 4       1,039          3,509        4,548       (139)         1992       04/22/99     10-40
North San Fernando Road, Building 5       1,018          1,806        2,824        (75)         1992       04/22/99     10-40
North San Fernando Road, Building 6         703          1,122        1,825        (39)         1993       04/22/99     10-40
Lassen Street                             2,429          4,399        6,828       (166)         1968       08/30/99     10-40
East 166th Street                           780          1,382        2,162        (44)         1978       10/19/99     10-40
Shoemaker Avenue, Building 1                550          1,461        2,011        (46)         1989       12/28/99     10-40
Shoemaker Avenue, Building 2                220            594          814        (15)         1989       12/28/99     10-40
Shoemaker Avenue, Building 3                398          1,061        1,459        (25)         1989       12/28/99     10-40
Shoemaker Avenue, Building 4                171            463          634        (12)         1989       12/28/99     10-40
Lincoln Way, Building 1                   1,150          2,220        3,370         (7)         1983       11/27/00     10-40
Lincoln Way, Building 2                   1,249          2,412        3,661         (8)         1986       11/27/00     10-40
Lincoln Way, Building 3                   1,343          1,983        3,326         (7)         1983       11/27/00     10-40
Lincoln Way, Building 4                   1,307          2,623        3,930         (8)         1983       11/27/00     10-40
Wilshire Avenue, Building 1                 380            720        1,100         (2)         1986       11/27/00     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
Wilshire Avenue, Building 2                1     Santa Ana, CA                  --        757         1,631       --             --
Wilshire Avenue, Building 3                1     Santa Ana, CA                  --        545         1,248       --             --
Connector Lane                             1     Huntington Beach, CA           --         56         2,466       --             --
Dornoch Court                              1     San Diego, CA                  --      1,870         9,030       --              1
Newton Drive                               1     Carlsbad, CA                8,500      4,416         8,560       --              8
Avenida Encinas, Building 1                1     Carlsbad, CA                   --      2,091         4,114       --              1
Avenida Encinas, Building 2                1     Carlsbad, CA                   --      1,584         5,786       --              1
Airway Road, Building 1                    1     Otay Mesa, CA               1,969        682         2,366       --             11
Airway Road, Building 2                    1     Otay Mesa, CA               3,079        619         4,094       --             --
Kellogg Avenue                             1     Carlsbad, CA                   --        954         2,008       --              1
Oak Ridge Way                              1     Vista, CA                      --      1,167         2,914       --             --
Goldentop Road                             1     San Diego, CA                  --      2,108         3,341       --             --
Aldergrove Avenue                          1     Escondido, CA                  --        789         2,054       --             --
McLaughlin Avenue                          1     San Jose, CA                   --      2,709         5,381       --             43
Cherry Street, Building 1                  1     Newark, CA                     --      3,755         7,975       --             --
Cherry Street, Building 2                  1     Newark, CA                     --      2,307         6,314       --             --
Cherry Street, Building 3                  1     Newark, CA                     --      2,263         4,979       --             --
Huntwood Avenue                            1     Hayward, CA                    --        880         3,587       --            117
Brisbane Industrial Park, Building 11      1     Brisbane, CA                   --        884         1,149       --             (2)
Brisbane Industrial Park, Building 3       1     Brisbane, CA                   --        630         1,111       --           (119)
Brisbane Industrial Park, Building 14      1     Brisbane, CA                   --        486           659       --             64
Brisbane Industrial Park, Building 4       1     Brisbane, CA                   --        813         1,556       --              9
Brisbane Industrial Park, Building 5       1     Brisbane, CA                   --        812         1,156       --            159
Brisbane Industrial Park, Building 9       1     Brisbane, CA                   --        939         1,749       --             38
Brisbane Industrial Park, Building 1       1     Brisbane, CA                   --        754         1,224       --            133
Brisbane Industrial Park, Building 13      1     Brisbane, CA                   --      1,273         1,993       --            101
Brisbane Industrial Park, Building 12      1     Brisbane, CA                   --        618           778       --              2


                                          Gross Amount Carried
                                         as of December 31, 2000
                                         -----------------------                                 Date                 Depreciable
                                                   Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                           Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                           ----     ------------    --------   ------------    ---------     --------   --------
Wilshire Avenue, Building 2                   757          1,631        2,388         (5)         1986       11/27/00     10-40
Wilshire Avenue, Building 3                   545          1,248        1,793         (4)         1986       11/27/00     10-40
Connector Lane                                 56          2,466        2,522         (5)         1986       11/27/00     10-40
Dornoch Court                               1,870          9,031       10,901       (642)         1988       02/06/98     10-40
Newton Drive                                4,416          8,568       12,984       (268)         1999       09/29/99     10-40
Avenida Encinas, Building 1                 2,091          4,115        6,206       (292)         1972       02/04/98     10-40
Avenida Encinas, Building 2                 1,584          5,787        7,371       (413)         1993       02/04/98     10-40
Airway Road, Building 1                       682          2,377        3,059       (154)         1996       05/08/98     10-40
Airway Road, Building 2                       619          4,094        4,713       (264)         1996       05/08/98     10-40
Kellogg Avenue                                954          2,009        2,963        (76)         1991       06/01/99     10-40
Oak Ridge Way                               1,167          2,914        4,081       (138)         1999       06/01/99     10-40
Goldentop Road                              2,108          3,341        5,449       (104)         1997       09/30/99     10-40
Aldergrove Avenue                             789          2,054        2,843        (43)         1996       03/31/00     10-40
McLaughlin Avenue                           2,709          5,424        8,133       (185)         1975       08/27/99     10-40
Cherry Street, Building 1                   3,755          7,975       11,730       (128)         1990       05/11/00     10-40
Cherry Street, Building 2                   2,307          6,314        8,621       (104)         1960       05/11/00     10-40
Cherry Street, Building 3                   2,263          4,979        7,242        (88)         1990       05/11/00     10-40
Huntwood Avenue                               880          3,704        4,584       (276)         1982       02/04/98     10-40
Brisbane Industrial Park, Building 11         884          1,147        2,031        (84)         1968       02/04/98     10-40
Brisbane Industrial Park, Building 3          630            992        1,622        (80)         1969       02/04/98     10-40
Brisbane Industrial Park, Building 14         486            723        1,209        (64)         1969       02/04/98     10-40
Brisbane Industrial Park, Building 4          813          1,565        2,378       (114)         1968       02/04/98     10-40
Brisbane Industrial Park, Building 5          812          1,315        2,127       (101)         1966       02/04/98     10-40
Brisbane Industrial Park, Building 9          939          1,787        2,726       (132)         1966       02/04/98     10-40
Brisbane Industrial Park, Building 1          754          1,357        2,111       (101)         1961       02/04/98     10-40
Brisbane Industrial Park, Building 13       1,273          2,094        3,367       (149)         1962       02/04/98     10-40
Brisbane Industrial Park, Building 12         618            780        1,398        (58)         1968       02/04/98     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
Brisbane Industrial Park, Building 10      1     Brisbane, CA                   --        394             1       --             21
Brisbane Industrial Park, Building 8       1     Brisbane, CA                   --        450           778       --            113
Brisbane Industrial Park, Building 2       1     Brisbane, CA                   --        464           748       --            126
Brisbane Industrial Park, Building 7       1     Brisbane, CA                   --        851           977       --             51
Brisbane Industrial Park, Building 6       1     Brisbane, CA                   --        636         1,341       --            156
Pepes Farm Road                            1     Milford, CT                    --      1,637         6,533       --            440
Landstreet Road, Building 1                1     Orlando, FL                    --      1,340        13,221       --             41
Kingspointe Parkway                        1     Orlando, FL                    --        600         2,791       --            107
Orlando Central Park, Building 2           1     Orlando, FL                    --      1,025         3,975       --             29
Orlando Central Park, Building 4           1     Orlando, FL                    --        783         2,940       --             73
Orlando Central Park, Building 5           1     Orlando, FL                    --        962         3,978       --             84
Orlando Central Park, Building 6           1     Orlando, FL                    --        797         3,162       --            160
Orlando Central Park, Building 1           1     Orlando, FL                    --      1,566         7,431       --            199
Orlando Central Park, Building 3           1     Orlando, FL                    --      1,950         9,690       --            190
Exchange Drive                             1     Orlando, FL                 2,523        400         3,270       --            350
Boggy Creek, Building 1                    1     Orlando, FL                    --        324         2,294       --             44
Boggy Creek, Building 2                    1     Orlando, FL                    --        324         2,645       --             30
Landstreet Road, Building 2                1     Orlando, FL                    --        324         2,137       --             12
Landstreet Road, Building 3                1     Orlando, FL                    --        324         2,680       --              9
Boggy Creek, Building 3                    1     Orlando, FL                    --        345         1,802       55            108
Boggy Creek, Building 4                    1     Orlando, FL                    --        322         1,705       --            (97)
Northwest 70th Avenue                      1     Miami, FL                      --      3,529         7,671       --              1
Highway 316                                1     Dacula, GA                     --      1,279        10,424       --             13
Westgate Parkway                           1     Atlanta, GA                    --      1,619         4,782       --            237
Evergreen Boulevard, Building 1            1     Duluth, GA                     --      2,058         6,235       --             --
Atlanta Industrial Drive                   1     Atlanta, GA                 2,881      1,032         2,999       --             87
Westpark Drive, Building 1                 1     Atlanta, GA                    --        878         4,827       --             40

                                         Gross Amount Carried
                                        as of December 31, 2000
                                        -----------------------                                 Date                 Depreciable
                                                  Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                          Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                          ----     ------------    --------   ------------    ---------     --------   --------
Brisbane Industrial Park, Building 10        394             22          416         (1)         1961       02/04/98     10-40
Brisbane Industrial Park, Building 8         450            891        1,341        (68)         1961       02/04/98     10-40
Brisbane Industrial Park, Building 2         464            874        1,338        (66)         1960       02/04/98     10-40
Brisbane Industrial Park, Building 7         851          1,028        1,879        (85)         1967       02/04/98     10-40
Brisbane Industrial Park, Building 6         636          1,497        2,133       (111)         1963       02/04/98     10-40
Pepes Farm Road                            1,637          6,973        8,610       (505)         1980       02/04/98     10-40
Landstreet Road, Building 1                1,340         13,262       14,602       (965)         1997       02/04/98     10-40
Kingspointe Parkway                          600          2,898        3,498       (206)         1991       02/04/98     10-40
Orlando Central Park, Building 2           1,025          4,004        5,029       (321)       1983/1998    02/04/98     10-40
Orlando Central Park, Building 4             783          3,013        3,796       (219)       1984/1998    02/04/98     10-40
Orlando Central Park, Building 5             962          4,062        5,024       (292)       1985/1998    02/04/98     10-40
Orlando Central Park, Building 6             797          3,322        4,119       (239)       1986/1998    02/04/98     10-40
Orlando Central Park, Building 1           1,566          7,630        9,196       (569)         1988       02/04/98     10-40
Orlando Central Park, Building 3           1,950          9,880       11,830       (738)         1991       02/04/98     10-40
Exchange Drive                               400          3,620        4,020       (216)       1979/1998    07/30/98     10-40
Boggy Creek, Building 1                      324          2,338        2,662       (164)         1992       02/13/98     10-40
Boggy Creek, Building 2                      324          2,675        2,999       (196)         1996       02/13/98     10-40
Landstreet Road, Building 2                  324          2,149        2,473       (153)         1997       02/13/98     10-40
Landstreet Road, Building 3                  324          2,689        3,013       (191)         1997       02/13/98     10-40
Boggy Creek, Building 3                      400          1,910        2,310        (93)         1998       12/31/98     10-40
Boggy Creek, Building 4                      322          1,608        1,930        (75)         1999       03/01/99     10-40
Northwest 70th Avenue                      3,529          7,672       11,201       (260)         1977       08/09/99     10-40
Highway 316                                1,279         10,437       11,716       (750)         1989       02/06/98     10-40
Westgate Parkway                           1,619          5,019        6,638       (375)         1988       02/04/98     10-40
Evergreen Boulevard, Building 1            2,058          6,235        8,293       (131)         1999       02/15/00     10-40
Atlanta Industrial Drive                   1,032          3,086        4,118       (206)         1986       09/11/98     10-40
Westpark Drive, Building 1                   878          4,867        5,745       (353)         1981       09/08/98     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
Westpark Drive, Building 2                 1     Atlanta, GA                    --        525         2,238       --             42
Williams Drive, Building 1                 1     Marietta, GA                1,450        489         1,846       --             91
Williams Drive, Building 2                 1     Marietta, GA                1,901        418         2,638       --             68
Williams Drive, Building 3                 1     Marietta, GA                1,173        316         1,546       --             78
Northmont Parkway, Building 2              1     Duluth, GA                  4,716      1,889         5,131       --             --
Evergreen Building 2                       1     Duluth, GA                  3,668      1,582         3,794       --             --
Northmont Parkway, Building 1              1     Duluth, GA                     --      1,409         4,495       --             --
Northmont Parkway, Building 3              1     Duluth, GA                     --      1,032         2,967       --             --
Northmont Parkway, Building 5              1     Duluth, GA                  4,716      2,453         4,643       --             --
Summit Ridge Parkway, Building 1           1     Duluth, GA                  3,422      1,353         3,959       --             --
Summit Ridge Parkway, Building 2           1     Duluth, GA                  3,532      1,284         4,163       --             --
Summit Ridge Parkway, Building 3           1     Duluth, GA                  2,130        765         2,533       --             --
Buford Highway                             1     Duluth, GA                  4,016      1,383         4,853       --             --
Cobb International Place, Building 1       1     Kennesaw, GA                   --        375         2,203       --             67
Cobb International Place, Building 2       1     Kennesaw, GA                   --        375         2,402       --             29
South Royal Drive, Building 1              1     Tucker, GA                     --        450         1,360       --             69
South Royal Drive, Building 2              1     Tucker, GA                     --        375         1,975       --              6
South Royal Drive, Building 3              1     Tucker, GA                     --        300         1,091       --             17
Town Park Drive, Building 1                1     Kennesaw, GA                2,435        545         2,713       --              8
Town Park Drive, Building 2                1     Kennesaw, GA                1,837        545         2,003       --             16
Breckenridge                               1     Duluth, GA                     --        610         2,047       --             --
Highlands Parkway                          1     Smyrna, GA                     --      2,584         7,787       --             28
Northmont Parkway, Building 4              1     Duluth, GA                     --      1,184         1,580       --             --
Ambassador Road                            1     Naperville, IL                 --      1,060         6,725       --              2
Arthur Avenue                              1     Elk Grove, IL                  --        747         5,877       --             --
Harvester Drive                            1     Chicago, IL                    --        763         6,358       --            514
Mark Street                                1     Wood Dale, IL                  --      1,570         7,541       --              1

                                         Gross Amount Carried
                                        as of December 31, 2000
                                        -----------------------                                 Date                 Depreciable
                                                  Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                          Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                          ----     ------------    --------   ------------    ---------     --------   --------
Westpark Drive, Building 2                   525          2,280        2,805       (167)         1981       09/08/98     10-40
Williams Drive, Building 1                   489          1,937        2,426        (82)         1987       06/29/99     10-40
Williams Drive, Building 2                   418          2,706        3,124       (111)         1987       06/29/99     10-40
Williams Drive, Building 3                   316          1,624        1,940        (71)         1987       06/29/99     10-40
Northmont Parkway, Building 2              1,889          5,131        7,020        (91)         1999       04/03/00     10-40
Evergreen Building 2                       1,582          3,794        5,376        (67)         1999       04/03/00     10-40
Northmont Parkway, Building 1              1,409          4,495        5,904        (97)         1998       02/15/00     10-40
Northmont Parkway, Building 3              1,032          2,967        3,999        (64)         2000       02/15/00     10-40
Northmont Parkway, Building 5              2,453          4,643        7,096        (63)         2000       06/15/00     10-40
Summit Ridge Parkway, Building 1           1,353          3,959        5,312        (85)         1997       02/18/00     10-40
Summit Ridge Parkway, Building 2           1,284          4,163        5,447        (90)         1995       02/18/00     10-40
Summit Ridge Parkway, Building 3             765          2,533        3,298        (54)         1996       02/18/00     10-40
Buford Highway                             1,383          4,853        6,236       (105)         1995       02/18/00     10-40
Cobb International Place, Building 1         375          2,270        2,645       (155)         1996       03/13/98     10-40
Cobb International Place, Building 2         375          2,431        2,806       (168)         1996       03/13/98     10-40
South Royal Drive, Building 1                450          1,429        1,879       (100)         1987       02/27/98     10-40
South Royal Drive, Building 2                375          1,981        2,356       (142)         1987       02/27/98     10-40
South Royal Drive, Building 3                300          1,108        1,408        (80)         1989       02/27/98     10-40
Town Park Drive, Building 1                  545          2,721        3,266       (176)         1995       03/31/98     10-40
Town Park Drive, Building 2                  545          2,019        2,564       (165)         1995       03/31/98     10-40
Breckenridge                                 610          2,047        2,657        (39)         1999       02/15/00     10-40
Highlands Parkway                          2,584          7,815       10,399       (212)         1997       11/09/99     10-40
Northmont Parkway, Building 4              1,184          1,580        2,764        (34)         1998       02/15/00     10-40
Ambassador Road                            1,060          6,727        7,787       (490)         1996       02/04/98     10-40
Arthur Avenue                                747          5,877        6,624       (400)         1978       02/04/98     10-40
Harvester Drive                              763          6,872        7,635       (483)         1974       02/04/98     10-40
Mark Street                                1,570          7,542        9,112       (524)         1985       02/04/98     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
Remington Street                           1     Bolingbrook, IL                --        980         7,542       --             --
West 73rd Street, Building 1               1     Bedford Park, IL               --        636         5,900       --             76
West 73rd Street, Building 2               1     Bedford Park, IL               --      1,267         9,055       --            973
West 73rd Street, Building 3               1     Bedford Park, IL               --        636         5,854       --             61
North Raddant Road                         1     Batavia, IL                 4,600        931         5,977       --              1
Crossroads Parkway                         1     Bolingbrook, IL             7,445      2,048         8,839       --            204
South Frontenac                            1     Naperville, IL              4,255        890         5,350       --            278
High Grove Lane                            1     Naperville, IL                 --        800         3,156       --             --
Medinah Road, Building 1                   1     Chicago, IL                    --      1,967        11,719       --             --
Medinah Road, Building 2                   1     Chicago, IL                    --        969         5,752       --             --
Western Avenue                             1     Lisle, IL                      --        700         2,241       --             --
Swenson Avenue                             1     St. Charles, IL                --        650         2,479       --              1
South 78th Avenue                          1     Hickory Hills, IL              --        470         2,709       --            127
Greenleaf Avenue                           1     Elk Grove Village, IL          --      1,409         4,960       --             67
Feehanville Drive                          1     Mount Prospect, IL          3,204      1,043         3,819       --            (13)
Business Center, Building 1                1     Mount Prospect, IL          2,421        757         2,867       --             --
Tower Lane                                 1     Bensenville, IL             3,228        740         4,040       --            (57)
Business Center, Building 2                1     Mt. Propect, IL                --      1,456         5,250       --             38
Penny Lane, Building 1                     1     Schaumburg, IL                 --        280           953       --              6
Penny Lane, Building 2                     1     Schaumburg, IL                 --        299           676       --              8
Remington Boulevard                        1     Bolingbrook, IL                --        505         2,053       --             --
Territorial Drive, Building 2              1     Bolingbrook, IL                --        567         2,844       --              3
Northpoint Court                           1     Bolingbrook, IL                --        289         1,449       --              2
Territorial Drive, Building 1              1     Bolingbrook, IL                --        569         2,605       --              1
Beeline Drive/Meyer Road                   1     Bensenville, IL                --      1,046         2,833       --            682
Kingsland Drive                            1     Batavia, IL                    --        291         1,775       --             31
North State Road #9                        1     Howe, IN                       --        239         6,583       --             --

                                          Gross Amount Carried
                                         as of December 31, 2000
                                         -----------------------                                 Date                 Depreciable
                                                   Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                           Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                           ----     ------------    --------   ------------    ---------     --------   --------
Remington Street                              980          7,542        8,522       (547)         1996       02/04/98     10-40
West 73rd Street, Building 1                  636          5,976        6,612       (419)         1982       02/04/98     10-40
West 73rd Street, Building 2                1,267         10,028       11,295       (680)         1986       02/04/98     10-40
West 73rd Street, Building 3                  636          5,915        6,551       (422)         1979       02/04/98     10-40
North Raddant Road                            931          5,978        6,909       (355)         1991       08/31/98     10-40
Crossroads Parkway                          2,048          9,043       11,091       (294)         1995       09/23/99     10-40
South Frontenac                               890          5,628        6,518       (182)         1975       10/22/99     10-40
High Grove Lane                               800          3,156        3,956       (229)         1994       02/04/98     10-40
Medinah Road, Building 1                    1,967         11,719       13,686       (853)         1986       02/04/98     10-40
Medinah Road, Building 2                      969          5,752        6,721       (419)         1986       02/04/98     10-40
Western Avenue                                700          2,241        2,941       (163)       1979/1985    02/04/98     10-40
Swenson Avenue                                650          2,480        3,130       (142)         1988       09/24/98     10-40
South 78th Avenue                             470          2,836        3,306       (102)         1981       08/25/99     10-40
Greenleaf Avenue                            1,409          5,027        6,436       (169)       1968/1995    09/30/99     10-40
Feehanville Drive                           1,043          3,806        4,849       (264)         1987       03/31/98     10-40
Business Center, Building 1                   757          2,867        3,624       (187)         1985       05/26/98     10-40
Tower Lane                                    740          3,983        4,723       (263)         1977       07/14/98     10-40
Business Center, Building 2                 1,456          5,288        6,744       (292)         1989       10/16/98     10-40
Penny Lane, Building 1                        280            959        1,239        (37)         1988       05/25/99     10-40
Penny Lane, Building 2                        299            684          983        (27)         1988       05/25/99     10-40
Remington Boulevard                           505          2,053        2,558        (62)         1996       10/12/99     10-40
Territorial Drive, Building 2                 567          2,847        3,414        (86)         1998       10/12/99     10-40
Northpoint Court                              289          1,451        1,740        (44)         1998       10/12/99     10-40
Territorial Drive, Building 1                 569          2,606        3,175        (78)         1998       10/12/99     10-40
Beeline Drive/Meyer Road                    1,046          3,515        4,561       (109)         1968       11/08/99     10-40
Kingsland Drive                               291          1,806        2,097        (51)         1990       11/08/99     10-40
North State Road #9                           239          6,583        6,822       (481)         1988       02/04/98     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
Holton Drive                               1     Independence, KY               --      2,100         8,244       --             26
International Way                          1     Hebron, KY                     --        663         4,897       --             56
Empire Drive, Building 3                   1     Florence, KY                   --        403         2,563       --              1
Spiral Drive, Building 1                   1     Florence, KY                   --        159         1,856       --             --
Spiral Drive, Building 2                   1     Florence, KY                   --        158         1,878       --              2
Airport Exchange Drive                     1     Erlanger, KY                2,967        744         3,769       --              1
Foundation Drive, Building 1               1     Elsmere, KY                    --        205           924       --              2
Foundation Drive, Building 2               1     Elsmere, KY                    --        392         2,400       --              1
Foundation Drive, Building 3               1     Elsmere, KY                    --        357           416       --             10
Kentucky Drive                             1     Florence, KY                2,121        848         4,542       --             10
Power Line Drive                           1     Elsmere, KY                    --         69           267       --              1
Foundation Drive, Building 4               1     Elsmere, KY                    --         74           381       --              4
Foundation Drive, Building 5               1     Elsmere, KY                    --         75           372       --             12
Foundation Drive, Building 6               1     Elsmere, KY                    --         97           583       --              2
Foundation Drive, Building 7               1     Elsmere, KY                    --         88           381       --             17
Foundation Drive, Building 8               1     Elsmere, KY                    --        119           306       --              1
Empire Drive, Building 1                   1     Florence, KY                   --        469         1,393       --              1
Empire Drive, Building 2                   1     Florence, KY                   --        469         1,393       --              1
Jamike Drive, Building 1                   1     Erlanger, KY                   --        185           451       --              2
Jamike Drive, Building 2                   1     Erlanger, KY                   --        375           763       --              2
Jamike Drive, Building 3                   1     Erlanger, KY                   --        417         1,262       --              6
Jamike Drive, Building 4                   1     Erlanger, KY                   --        276         1,221       --              9
Jamike Drive, Building 5                   1     Erlanger, KY                   --        133           844       --              1
Jamike Drive, Building 6                   1     Erlanger, KY                   --        133           700       --              2
Jamike Drive, Building 7                   1     Erlanger, KY                   --        136           814       --              9
Turfway Road, Building 1                   1     Erlanger, KY                  704        346         1,042       --              1
Turfway Road, Building 2                   1     Erlanger, KY                  877        366         1,357       --              1

                                         Gross Amount Carried
                                        as of December 31, 2000
                                        -----------------------                                 Date                 Depreciable
                                                  Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                          Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                          ----     ------------    --------   ------------    ---------     --------   --------
Holton Drive                               2,100          8,270       10,370       (600)         1996       02/04/98     10-40
International Way                            663          4,953        5,616       (359)         1990       02/04/98     10-40
Empire Drive, Building 3                     403          2,564        2,967       (190)         1991       02/04/98     10-40
Spiral Drive, Building 1                     159          1,856        2,015       (126)         1988       03/19/98     10-40
Spiral Drive, Building 2                     158          1,880        2,038       (127)         1989       03/19/98     10-40
Airport Exchange Drive                       744          3,770        4,514       (216)         1997       09/18/98     10-40
Foundation Drive, Building 1                 205            926        1,131        (40)         1983       03/11/99     10-40
Foundation Drive, Building 2                 392          2,401        2,793        (99)         1983       03/11/99     10-40
Foundation Drive, Building 3                 357            426          783        (16)         1990       03/11/99     10-40
Kentucky Drive                               848          4,552        5,400       (200)         1991       03/11/99     10-40
Power Line Drive                              69            268          337        (12)         1994       03/11/99     10-40
Foundation Drive, Building 4                  74            385          459        (17)         1983       03/11/99     10-40
Foundation Drive, Building 5                  75            384          459        (17)         1983       03/11/99     10-40
Foundation Drive, Building 6                  97            585          682        (25)         1984       03/11/99     10-40
Foundation Drive, Building 7                  88            398          486        (17)         1984       03/11/99     10-40
Foundation Drive, Building 8                 119            307          426        (14)         1984       03/11/99     10-40
Empire Drive, Building 1                     469          1,394        1,863        (61)         1990       03/11/99     10-40
Empire Drive, Building 2                     469          1,394        1,863        (62)         1990       03/11/99     10-40
Jamike Drive, Building 1                     185            453          638        (21)         1986       03/11/99     10-40
Jamike Drive, Building 2                     375            765        1,140        (36)         1986       03/11/99     10-40
Jamike Drive, Building 3                     417          1,268        1,685        (57)         1986       03/11/99     10-40
Jamike Drive, Building 4                     276          1,230        1,506        (56)         1988       03/11/99     10-40
Jamike Drive, Building 5                     133            845          978        (39)         1985       03/11/99     10-40
Jamike Drive, Building 6                     133            702          835        (32)         1985       03/11/99     10-40
Jamike Drive, Building 7                     136            823          959        (38)         1985       03/11/99     10-40
Turfway Road, Building 1                     346          1,043        1,389        (47)         1990       03/11/99     10-40
Turfway Road, Building 2                     366          1,358        1,724        (59)         1990       03/11/99     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
Turfway Road, Building 3                   1     Erlanger, KY                  943        371         1,471       --              1
Kenwood Circle                             1     Franklin, MA                4,100        920         5,020       --             10
Progress Road, Building 1                  1     Billerica, MA                  --        576         2,045       --             25
Progress Road, Building 2                  1     Billerica, MA                  --        571         2,477       --              2
Sunnyslope Avenue                          1     Tewksbury, MA               4,200        705         5,535       --             13
South Street                               1     Hopkinton, MA                  --        636         2,015       --             20
John Hancock Road                          1     Taunton, MA                 1,396        257         1,872       --              2
Technology Drive                           1     Auburn, MA                     --        663         1,269       --             17
Oceano Avenue                              1     Jessup, MD                     --      1,629         7,862       --              7
Tar Bay Drive                              1     Jessup, MD                     --      1,415         6,475       --            157
Port Capital Drive                         1     Jessup, MD                    805        900         4,106       --             36
Greenwood Place                            1     Savage, MD                     --        533         2,453       --             47
Bollman Place                              1     Savage, MD                     --      1,079         3,916       --             22
Stayton Drive                              1     Jessup, MD                     --      1,149         4,123       --             34
The Crysen Center, Building 1              1     Jessup, MD                     --        596         2,879       --             35
The Crysen Center, Building 2              1     Jessup, MD                     --        769         2,575       --              1
Guilford Road                              1     Annapolis Junction, MD         --      1,123         4,718       --             20
Bristol Court, Building 1                  1     Jessup, MD                     --        785         3,132       --             18
West Nursery Road, Building 1              1     Linthicum, MD               1,486        523         3,334       --           (198)
West Nursery Road, Building 2              1     Linthicum, MD               1,692        497         3,415       --            268
Fontana Lane, Building 1                   1     Baltimore, MD               1,835        418         2,712       --           (353)
Fontana Lane, Building 2                   1     Baltimore, MD               2,623        497         3,059       --            393
Corporate Boulevard, Building 1            1     Linthicum Heights, MD          --      1,516         3,699       --             --
Corporate Boulevard, Building 2            1     Linthicum Heights, MD          --      1,054         2,509       --             --
Guilford Road, Building 3                  1     Columbia, MD                   --      1,080         2,530       --             --
Bristol Court, Building 2                  1     Jessup, MD                     --        561         2,194       --             33
Sysco Court                                1     Grand Rapids, MI            1,703        354         1,788       --             --

                                          Gross Amount Carried
                                         as of December 31, 2000
                                         -----------------------                                 Date                 Depreciable
                                                   Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                           Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                           ----     ------------    --------   ------------    ---------     --------   --------
Turfway Road, Building 3                      371          1,472        1,843        (64)         1996       03/11/99     10-40
Kenwood Circle                                920          5,030        5,950       (223)         1987       05/25/99     10-40
Progress Road, Building 1                     576          2,070        2,646        (89)         1988       05/07/99     10-40
Progress Road, Building 2                     571          2,479        3,050       (101)         1988       05/07/99     10-40
Sunnyslope Avenue                             705          5,548        6,253       (219)         1987       05/07/99     10-40
South Street                                  636          2,035        2,671        (85)         1987       05/07/99     10-40
John Hancock Road                             257          1,874        2,131       (136)         1986       02/04/98     10-40
Technology Drive                              663          1,286        1,949        (93)         1973       02/04/98     10-40
Oceano Avenue                               1,629          7,869        9,498       (572)         1987       02/04/98     10-40
Tar Bay Drive                               1,415          6,632        8,047       (473)         1990       02/04/98     10-40
Port Capital Drive                            900          4,142        5,042       (249)         1974       08/06/98     10-40
Greenwood Place                               533          2,500        3,033       (116)         1985       03/11/99     10-40
Bollman Place                               1,079          3,938        5,017       (172)         1985       03/11/99     10-40
Stayton Drive                               1,149          4,157        5,306       (196)         1985       03/11/99     10-40
The Crysen Center, Building 1                 596          2,914        3,510       (203)         1985       02/04/98     10-40
The Crysen Center, Building 2                 769          2,576        3,345       (188)         1985       02/04/98     10-40
Guilford Road                               1,123          4,738        5,861       (288)         1989       08/03/98     10-40
Bristol Court, Building 1                     785          3,150        3,935       (195)         1987       08/03/98     10-40
West Nursery Road, Building 1                 523          3,136        3,659       (183)         1989       08/03/98     10-40
West Nursery Road, Building 2                 497          3,683        4,180       (207)         1989       08/03/98     10-40
Fontana Lane, Building 1                      418          2,359        2,777       (143)         1988       08/03/98     10-40
Fontana Lane, Building 2                      497          3,452        3,949       (205)         1988       08/03/98     10-40
Corporate Boulevard, Building 1             1,516          3,699        5,215        (34)         1999       08/01/00     10-40
Corporate Boulevard, Building 2             1,054          2,509        3,563        (35)         1999       10/01/00     10-40
Guilford Road, Building 3                   1,080          2,530        3,610        (57)         1999       02/01/00     10-40
Bristol Court, Building 2                     561          2,227        2,788        (87)         1986       06/01/99     10-40
Sysco Court                                   354          1,788        2,142       (129)         1985       02/04/98     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
Woodale Drive, Building 1                  1     Mounds View, MN             2,595        577         3,616       --              6
Trenton Lane                               1     Plymouth, MN                3,348      1,440         4,497       --              2
Lexington Avenue                           1     Eagan, MN                   3,594      1,207         4,454       --             28
Woodale Drive, Building 2                  1     Mounds View, MN             2,389        680         4,178       --             --
Woodale Drive, Building 3                  1     Mounds View, MN             5,191      1,239         7,579       --              5
Woodale Drive, Building 4                  1     Mounds View, MN             1,434        339         2,082       --              2
Cahill Road                                1     Edina, MN                   1,208        665         2,000       --              1
Monticello Lane                            1     Maple Grove, MN               946        278         1,416       --             39
West 82nd Street                           1     Bloomington, MN                --      1,215         3,340       --             21
Reames Road                                1     Charlotte, NC                  --        365         2,922       --             75
Westinghouse Boulevard, Building 3         1     Charlotte, NC                  --        958         5,730       --              1
Nations Ford Road                          1     Charlotte, NC                  --      1,948         7,075       --             --
Cordage Street                             1     Charlotte, NC                  --        562         2,223       --            427
Brookford Street                           1     Charlotte, NC               2,139        460         2,601       --             --
Westinghouse Boulevard, Building 1         1     Charlotte, NC               2,109        492         3,889       --              3
Westinghouse Boulevard, Building 2         1     Charlotte, NC                  --        463         3,131       --              2
Westinghouse Boulevard, Building 4         1     Charlotte, NC                  --        693         4,842       --             12
Old Charlotte Highway                      1     Monroe, NC                     --        833         4,196       --             --
Airport Road                               1     Monroe, NC                     --        555         2,793       --             --
Woodpark Boulevard, Building 1             1     Charlotte, NC                  --        218         1,464       --             59
Woodpark Boulevard, Building 2             1     Charlotte, NC                  --        229         1,396       --             26
Woodpark Boulevard, Building 3             1     Charlotte, NC                  --        357         1,643       --             99
Commerce Boulevard                         1     Charlotte, NC                  --        416         2,181       --             38
North I-85 Service Road                    1     Charlotte, NC                  --        351         1,998       --              1
Birch Creek Road                           1     Bridgeport, NJ                 --        862         6,900       --             --
Herrod Boulevard                           1     South Brunswick, NJ            --      2,600        15,289       --             90
Pierce Street                              1     Franklin Township, NJ          --      1,400         6,716       --              2

                                         Gross Amount Carried
                                        as of December 31, 2000
                                        -----------------------                                 Date                 Depreciable
                                                  Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                          Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                          ----     ------------    --------   ------------    ---------     --------   --------
Woodale Drive, Building 1                    577          3,622        4,199       (246)         1992       03/31/98     10-40
Trenton Lane                               1,440          4,499        5,939       (212)         1994       03/30/99     10-40
Lexington Avenue                           1,207          4,482        5,689       (209)         1979       03/30/99     10-40
Woodale Drive, Building 2                    680          4,178        4,858       (289)         1989       03/31/98     10-40
Woodale Drive, Building 3                  1,239          7,584        8,823       (535)         1990       03/31/98     10-40
Woodale Drive, Building 4                    339          2,084        2,423       (150)         1992       03/31/98     10-40
Cahill Road                                  665          2,001        2,666        (97)         1979       03/30/99     10-40
Monticello Lane                              278          1,455        1,733        (71)         1986       03/30/99     10-40
West 82nd Street                           1,215          3,361        4,576       (110)         1967       09/10/99     10-40
Reames Road                                  365          2,997        3,362       (215)         1994       02/04/98     10-40
Westinghouse Boulevard, Building 3           958          5,731        6,689       (211)         1994       07/29/99     10-40
Nations Ford Road                          1,948          7,075        9,023       (110)         1999       05/25/00     10-40
Cordage Street                               562          2,650        3,212        (94)         1981       09/24/99     10-40
Brookford Street                             460          2,601        3,061        (52)         1984       04/24/00     10-40
Westinghouse Boulevard, Building 1           492          3,892        4,384       (134)         1994       08/17/99     10-40
Westinghouse Boulevard, Building 2           463          3,133        3,596       (116)         1992       07/29/99     10-40
Westinghouse Boulevard, Building 4           693          4,854        5,547       (178)         1988       07/29/99     10-40
Old Charlotte Highway                        833          4,196        5,029       (306)       1957/1972    02/04/98     10-40
Airport Road                                 555          2,793        3,348       (203)       1972/1999    02/04/98     10-40
Woodpark Boulevard, Building 1               218          1,523        1,741        (62)         1985       06/23/99     10-40
Woodpark Boulevard, Building 2               229          1,422        1,651        (59)         1986       06/23/99     10-40
Woodpark Boulevard, Building 3               357          1,742        2,099        (72)         1987       06/23/99     10-40
Commerce Boulevard                           416          2,219        2,635        (92)         1988       06/23/99     10-40
North I-85 Service Road                      351          1,999        2,350        (83)         1988       06/23/99     10-40
Birch Creek Road                             862          6,900        7,762       (521)       1991/1997    02/04/98     10-40
Herrod Boulevard                           2,600         15,379       17,979     (1,128)       1989/1998    02/04/98     10-40
Pierce Street                              1,400          6,718        8,118       (492)         1984       02/04/98     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
South Middlesex Avenue, Building 1         1     Cranbury, NJ                   --      1,300         6,802       --             20
Colony Road, Building 1                    1     Jersey City, NJ                --      1,839         6,726       --              2
Colony Road, Building 2                    1     Jersey City, NJ                --        977         3,540       --             50
Industrial Drive, Building 1               1     Port Jersey, NJ                --      1,759         7,615       --              2
Industrial Drive, Building 2               1     Port Jersey, NJ                --        895         4,299       --              2
Industrial Drive, Building 3               1     Port Jersey, NJ                --        370         1,382       --              4
Port Jersey Boulevard, Building 1          1     Port Jersey, NJ                --      3,784        13,567       --            245
Port Jersey Boulevard, Building 2          1     Port Jersey, NJ                --      1,709         5,407       --            281
South Middlesex Avenue, Building 2         1     Cranbury, NJ                   --      1,400         5,730       --              2
Memorial Drive                             1     Franklin Township, NJ          --      1,859         4,844       --            414
New England Avenue                         1     Piscataway, NJ              2,580      1,350         2,423       --            241
Equity Drive, Building 1                   1     Columbus, OH                   --        964         4,279       --             28
Westbelt Drive, Building 2                 1     Columbus, OH                   --        849         4,694       --             77
Dividend Drive                             1     Columbus, OH                   --        449         3,712       --              2
International Street                       1     Columbus, OH                   --        517         2,657       --              1
Port Road, Building 1                      1     Franklin County, OH            --        822         5,961       --            483
Port Road, Building 2                      1     Franklin County, OH            --        580         4,124       --            191
Twin Creek Drive                           1     Columbus, OH                   --        702         3,416       --            133
Westbelt Drive, Building 1                 1     Columbus, OH                   --      1,000         7,607       --              7
Equity Drive, Building 2                   1     Columbus, OH                   --        890         3,022       --            463
International Road, Building 1             1     Cincinnati, OH                 --      1,109         4,245       --             --
International Road, Building 2             1     Cincinnati, OH                 --        932         5,588       --              1
Kingsley Drive, Building 1                 1     Cincinnati, OH              3,049      1,056         3,600       --             30
Kingsley Drive, Building 2                 1     Cincinnati, OH              4,769      1,710         5,919        1             (8)
Lake Forest Drive, Building 1              1     Blue Ash, OH                   --      1,222         5,527       --            327
Lake Forest Drive, Building 2              1     Blue Ash, OH                   --      1,098         3,955       --             84
Kenwood Road, Building 1                   1     Blue Ash, OH                   --        485         1,826       --             42

                                          Gross Amount Carried
                                         as of December 31, 2000
                                         -----------------------                                 Date                 Depreciable
                                                   Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                           Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                           ----     ------------    --------   ------------    ---------     --------   --------
South Middlesex Avenue, Building 1          1,300          6,822        8,122       (497)         1989       02/04/98     10-40
Colony Road, Building 1                     1,839          6,728        8,567       (509)         1976       02/04/98     10-40
Colony Road, Building 2                       977          3,590        4,567       (264)         1974       02/04/98     10-40
Industrial Drive, Building 1                1,759          7,617        9,376       (560)         1976       02/04/98     10-40
Industrial Drive, Building 2                  895          4,301        5,196       (313)         1976       02/04/98     10-40
Industrial Drive, Building 3                  370          1,386        1,756       (102)         1972       02/04/98     10-40
Port Jersey Boulevard, Building 1           3,784         13,812       17,596     (1,098)       1974/1982    02/04/98     10-40
Port Jersey Boulevard, Building 2           1,709          5,688        7,397       (424)       1974/1982    02/04/98     10-40
South Middlesex Avenue, Building 2          1,400          5,732        7,132       (431)         1982       02/04/98     10-40
Memorial Drive                              1,859          5,258        7,117       (392)         1988       02/04/98     10-40
New England Avenue                          1,350          2,664        4,014       (169)       1975/1995    06/26/98     10-40
Equity Drive, Building 1                      964          4,307        5,271       (317)         1980       02/04/98     10-40
Westbelt Drive, Building 2                    849          4,771        5,620       (353)         1980       02/04/98     10-40
Dividend Drive                                449          3,714        4,163       (306)         1980       02/04/98     10-40
International Street                          517          2,658        3,175       (194)         1988       02/04/98     10-40
Port Road, Building 1                         822          6,444        7,266       (448)         1995       02/04/98     10-40
Port Road, Building 2                         580          4,315        4,895       (311)         1995       02/04/98     10-40
Twin Creek Drive                              702          3,549        4,251       (250)         1989       02/04/98     10-40
Westbelt Drive, Building 1                  1,000          7,614        8,614       (554)         1980       02/04/98     10-40
Equity Drive, Building 2                      890          3,485        4,375       (308)         1980       02/04/98     10-40
International Road, Building 1              1,109          4,245        5,354       (320)         1990       02/04/98     10-40
International Road, Building 2                932          5,589        6,521       (416)         1990       02/04/98     10-40
Kingsley Drive, Building 1                  1,056          3,630        4,686       (249)         1981       06/09/98     10-40
Kingsley Drive, Building 2                  1,711          5,911        7,622       (389)         1981       06/09/98     10-40
Lake Forest Drive, Building 1               1,222          5,854        7,076       (442)         1978       02/04/98     10-40
Lake Forest Drive, Building 2               1,098          4,039        5,137       (303)         1979       02/04/98     10-40
Kenwood Road, Building 1                      485          1,868        2,353        (51)         1965       12/15/99     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
Kenwood Road, Building 2                   1     Blue Ash, OH                   --        579         2,174       --             47
Kenwood Road, Building 3                   1     Blue Ash, OH                   --        413         1,561       --             26
Kenwood Road, Building 4                   1     Blue Ash, OH                   --        408         1,542       --             56
Kenwood Road, Building 5                   1     Blue Ash, OH                   --        345         1,566       --             21
Kenwood Road, Building 6                   1     Blue Ash, OH                   --        370         1,505       --             60
Kenwood Road, Building 7                   1     Blue Ash, OH                   --        379         1,538       --             35
Creek Road                                 1     Blue Ash, OH                   --        902         2,790       --             45
Commerce Boulevard                         1     Loveland, OH                   --        393         1,215       --              3
Brackbill Boulevard, Building 1            1     Mechanicsburg, PA           2,942      1,705         7,092       --             (1)
Brackbill Boulevard, Building 2            1     Mechanicsburg, PA           3,062      2,016         7,134       --             --
Cumberland Parkway                         1     Harrisburg, PA                 --      1,851        11,317       --             15
Fulling Mill Road                          1     Harrisburg, PA                 --      1,632         5,695       --              2
Ritter Road                                1     Mechanicsburg, PA           1,297        332         1,934       --             --
Marine Drive                               1     Rock Hill, SC               9,200      1,290        12,866       --             --
Pilot Drive                                1     Memphis, TN                    --      1,364         6,231       --            112
Airline Drive, Building 2                  1     Coppell, TX                    --        696         3,804       --              1
DFW Trade Center, Building 1               1     Grapevine, TX                  --      2,327        15,653       --            126
DFW Trade Center, Building 2               1     Grapevine, TX                  --      1,917        12,790       --              1
Luna Road                                  1     Carrollton, TX                 --      1,020         6,097       --             --
Patriot Drive, Building 1                  1     Coppell, TX                    --        497         4,378       --             --
Patriot Drive, Building 2                  1     Coppell, TX                    --      1,767        10,829        1          4,752
113th Street                               1     Arlington, TX                  --        506         2,054       --              1
Airline Drive, Building 1                  1     Coppell, TX                    --        316         2,194       --             --
North Lake Drive                           1     Coppell, TX                    --      1,165         4,914       --             28
10th Street, Building 1                    1     Plano, TX                   2,715        839         3,010       --              1
10th Street, Building 2                    1     Plano, TX                   2,740        839         3,522       --              1
Regency Crest Drive                        1     Dallas, TX                     --        807         4,633       --              1

                                           Gross Amount Carried
                                          as of December 31, 2000
                                          -----------------------                                 Date                 Depreciable
                                                    Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                            Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                            ----     ------------    --------   ------------    ---------     --------   --------
Kenwood Road, Building 2                       579          2,221        2,800        (61)         1975       12/15/99     10-40
Kenwood Road, Building 3                       413          1,587        2,000        (44)         1964       12/15/99     10-40
Kenwood Road, Building 4                       408          1,598        2,006        (40)         1969       12/15/99     10-40
Kenwood Road, Building 5                       345          1,587        1,932        (45)         1970       12/15/99     10-40
Kenwood Road, Building 6                       370          1,565        1,935        (44)         1971       12/15/99     10-40
Kenwood Road, Building 7                       379          1,573        1,952        (44)         1973       12/15/99     10-40
Creek Road                                     902          2,835        3,737       (217)         1983       02/04/98     10-40
Commerce Boulevard                             393          1,218        1,611        (52)         1989       03/11/99     10-40
Brackbill Boulevard, Building 1              1,705          7,091        8,796       (530)       1984/1994    02/17/98     10-40
Brackbill Boulevard, Building 2              2,016          7,134        9,150       (532)       1986/1994    02/17/98     10-40
Cumberland Parkway                           1,851         11,332       13,183       (814)         1992       02/06/98     10-40
Fulling Mill Road                            1,632          5,697        7,329       (125)         1999       02/09/00     10-40
Ritter Road                                    332          1,934        2,266       (140)         1986       02/04/98     10-40
Marine Drive                                 1,290         12,866       14,156       (512)         1997       06/30/99     10-40
Pilot Drive                                  1,364          6,343        7,707       (447)         1987       02/04/98     10-40
Airline Drive, Building 2                      696          3,805        4,501       (277)         1990       02/04/98     10-40
DFW Trade Center, Building 1                 2,327         15,779       18,106     (1,187)         1996       02/04/98     10-40
DFW Trade Center, Building 2                 1,917         12,791       14,708       (799)         1997       02/04/98     10-40
Luna Road                                    1,020          6,097        7,117       (444)         1996       02/04/98     10-40
Patriot Drive, Building 1                      497          4,378        4,875       (143)         1997       12/28/99     10-40
Patriot Drive, Building 2                    1,768         15,581       17,349       (341)         1997       12/28/99     10-40
113th Street                                   506          2,055        2,561       (150)         1979       02/04/98     10-40
Airline Drive, Building 1                      316          2,194        2,510       (160)         1991       02/04/98     10-40
North Lake Drive                             1,165          4,942        6,107       (385)         1982       02/04/98     10-40
10th Street, Building 1                        839          3,011        3,850       (194)         1997       06/10/98     10-40
10th Street, Building 2                        839          3,523        4,362       (224)         1997       06/10/98     10-40
Regency Crest Drive                            807          4,634        5,441       (122)         1999       05/23/00     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                      Number of                                               Buildings and            Buildings and
Property Name(s)                      Buildings  Location               Encumbrances   Land    Improvements     Land    Improvements
----------------                      ---------  --------               ------------   ----    ------------     ----    ------------
Diplomat Drive, Building 2                 1     Farmers Branch, TX             --        437         2,840       --              1
Hillguard Road, Building 1                 1     Dallas, TX                     --        268         1,347       --            143
Hillguard Road, Building 2                 1     Dallas, TX                     --        196         1,813       --            175
Hillguard Road, Building 3                 1     Dallas, TX                     --        984         2,851       --            328
East Plano Parkway                         1     Plano, TX                   6,500      1,163         7,903       --             10
DFW Trade Center, Building 3               1     Grapevine, TX                  --      1,029        17,312       --              1
Diplomat Drive, Building 1                 1     Farmers Branch, TX             --        110         2,456       --             --
Bradley Lane                               1     Carrollton, TX                 --        262         1,941       --            (10)
Avenue F                                   1     Plano, TX                      --        653         4,161       --            196
Shiloh Road                                1     Plano, TX                      --        594         3,489       --            (67)
East Collins Boulevard                     1     Richardson, TX                 --      1,208         1,885       --              1
Capital Avenue, Building 1                 1     Plano, TX                   1,427        375         2,091       --              1
Capital Avenue, Building 2                 1     Plano, TX                   1,427        375         2,091       --              1
Jefferson Davis(2)                         0     Alexandria, VA                 --      1,589            --       --             --
Jefferson Davis(2)                         0     Alexandria, VA                 --        795            --       --             --
Swann Street(2)                            0     Alexandria, VA                 --      1,022         4,588       --            (37)
Oakville Industrial Park, Building 5       1     Alexandria, VA                 --        414         1,961       --              7
Oakville Industrial Park, Building 4       1     Alexandria, VA                 --        102            96       --             --
Oakville Industrial Park, Building 3       1     Alexandria, VA                 --        508         2,564       --            525
Oakville Industrial Park, Building 2       1     Alexandria, VA                 --        340           821       --              3
Oakville Industrial Park, Building 1       1     Alexandria, VA                 --        428         2,314       --              9
Oakville Industrial Park, Building 6       1     Alexandria, VA                 --        523         1,392       --            511
Nokes Boulevard, Building 1                1     Sterling, VA                   --      1,344         4,799       --            (10)
CABOT tech @ Beaumeade, Building 1         1     Ashburn, VA                    --      1,368         5,263       --             --
CABOT tech @ Beaumeade, Building 2         1     Ashburn, VA                    --      1,090         4,067       --             --
Nokes Boulevard, Building 2                1     Sterling, VA                   --      1,115         4,886       --             --
Guilford Road, Building 1                  1     Ashburn, VA                 1,738        824         2,326       --             --

                                          Gross Amount Carried
                                         as of December 31, 2000
                                         -----------------------                                 Date                 Depreciable
                                                   Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                           Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                           ----     ------------    --------   ------------    ---------     --------   --------
Diplomat Drive, Building 2                    437          2,841        3,278       (139)         1984       01/28/99     10-40
Hillguard Road, Building 1                    268          1,490        1,758        (65)         1980       09/30/99     10-40
Hillguard Road, Building 2                    196          1,988        2,184        (65)         1980       09/30/99     10-40
Hillguard Road, Building 3                    984          3,179        4,163       (107)         1980       09/30/99     10-40
East Plano Parkway                          1,163          7,913        9,076       (206)         1998       12/09/99     10-40
DFW Trade Center, Building 3                1,029         17,313       18,342     (1,272)         1997       02/04/98     10-40
Diplomat Drive, Building 1                    110          2,456        2,566       (179)         1997       02/04/98     10-40
Bradley Lane                                  262          1,931        2,193        (92)         1984       02/25/99     10-40
Avenue F                                      653          4,357        5,010       (161)         1984       07/30/99     10-40
Shiloh Road                                   594          3,422        4,016        (90)         1998       12/09/99     10-40
East Collins Boulevard                      1,208          1,886        3,094        (38)         1985       03/30/00     10-40
Capital Avenue, Building 1                    375          2,092        2,467        (33)         1986       05/04/00     10-40
Capital Avenue, Building 2                    375          2,092        2,467        (33)         1986       05/04/00     10-40
Jefferson Davis(2)                          1,589             --        1,589         --          1964       02/04/98     10-40
Jefferson Davis(2)                            795             --          795         --          1992       02/04/98     10-40
Swann Street(2)                             1,022          4,551        5,573       (331)         1989       02/04/98     10-40
Oakville Industrial Park, Building 5          414          1,968        2,382       (143)         1955       02/04/98     10-40
Oakville Industrial Park, Building 4          102             96          198         (7)         1952       02/04/98     10-40
Oakville Industrial Park, Building 3          508          3,089        3,597       (233)         1947       02/04/98     10-40
Oakville Industrial Park, Building 2          340            824        1,164        (60)         1940       02/04/98     10-40
Oakville Industrial Park, Building 1          428          2,323        2,751       (169)         1949       02/04/98     10-40
Oakville Industrial Park, Building 6          523          1,903        2,426       (137)         1946       02/04/98     10-40
Nokes Boulevard, Building 1                 1,344          4,789        6,133       (240)         1998       12/15/98     10-40
CABOT tech @ Beaumeade, Building 1          1,368          5,263        6,631        (84)         2000       07/15/00     10-40
CABOT tech @ Beaumeade, Building 2          1,090          4,067        5,157        (53)         2000       07/15/00     10-40
Nokes Boulevard, Building 2                 1,115          4,886        6,001       (166)         1999       08/27/99     10-40
Guilford Road, Building 1                     824          2,326        3,150        (72)         1987       10/15/99     10-40

                             CABOT INDUSTRIAL TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                                 Costs Capitalized
                                                                                                                   Subsequent to
                                                                                           Initial Cost             Acquisition
                                                                                       --------------------     --------------------
                                       Number of                                              Buildings and            Buildings and
Property Name(s)                       Buildings  Location              Encumbrances   Land    Improvements     Land    Improvements
----------------                       ---------  --------              ------------   ----    ------------     ----    ------------
Guilford Road, Building 2                   1     Ashburn, VA                1,939        738         2,787       --             --
Beaumeade Circle                            1     Ashburn, VA                3,022      1,208         4,267       --             10
Kent West Corporate Park, II                1     Kent, WA                      --      2,528         9,256       --             59
Kent West Corporate Park I, Building 2      1     Kent, WA                      --        163           602       --              2
Kent West Corporate Park I, Building 1      1     Kent, WA                      --        408         1,506       --              4
Kent West Corporate Park I, Building 3      1     Kent, WA                      --        367         1,356       --              3
Kent West Corporate Park I, Building 4      1     Kent, WA                      --        612         2,227       --             18
                                                                          --------   --------    ----------     ----       --------
                                          353                             $240,978   $332,174    $1,299,770     $186       $ 21,647
                                          ===                             ========   ========    ==========     ====       ========

ASSETS HELD FOR SALE

East Jurupa Street (3)                      1     Ontario, CA                   --      1,256         2,702       --             93
South Vintage Avenue, Building 1(3)         1     Ontario, CA                   --      2,013         6,262       --              1
South Vintage Avenue, Building 2(3)         1     Ontario, CA                   --      2,013         5,769       --            275
Kovacs Lane                                 1     Huntington Beach, CA       5,401      1,750         6,243       --             10
Reed Avenue, Building 1                     1     West Sacramento, CA           --        905         2,939       --             --
Reed Avenue, Building 2                     1     West Sacramento, CA           --        932         2,904       --             --
Alum Creek Road                             1     Columbus, OH                  --        331         1,278       --            (35)
                                                                          --------   --------    ----------     ----       --------
                                            7                             $  5,401   $  9,200    $   28,097     $  0       $    344
                                          ===                             ========   ========    ==========     ====       ========

                                           Gross Amount Carried
                                          as of December 31, 2000
                                          -----------------------                                 Date                 Depreciable
                                                    Buildings and               Accumulated   Constructed or    Date       Lives
Property Name(s)                            Land     Improvements    Total(1)   Depreciation    Renovated     Acquired   in Years
----------------                            ----     ------------    --------   ------------    ---------     --------   --------
Guilford Road, Building 2                      738          2,787        3,525        (86)         1988       10/15/99     10-40
Beaumeade Circle                             1,208          4,277        5,485       (132)         1990       10/15/99     10-40
Kent West Corporate Park, II                 2,528          9,315       11,843       (667)         1989       02/04/98     10-40
Kent West Corporate Park I, Building 2         163            604          767        (43)         1989       02/04/98     10-40
Kent West Corporate Park I, Building 1         408          1,510        1,918       (108)         1989       02/04/98     10-40
Kent West Corporate Park I, Building 3         367          1,359        1,726        (97)         1989       02/04/98     10-40
Kent West Corporate Park I, Building 4         612          2,245        2,857       (161)         1989       02/04/98     10-40
                                          --------     ----------   ----------   --------
                                          $332,360     $1,321,417   $1,653,777   $(73,857)
                                          ========     ==========   ==========   ========

ASSETS HELD FOR SALE

East Jurupa Street (3)                       1,256          2,795        4,051       (230)         1986       02/04/98     10-40
South Vintage Avenue, Building 1(3)          2,013          6,263        8,276       (510)         1986       02/04/98     10-40
South Vintage Avenue, Building 2(3)          2,013          6,044        8,057       (476)         1986       02/04/98     10-40
Kovacs Lane                                  1,750          6,253        8,003       (400)         1988       06/17/98     10-40
Reed Avenue, Building 1                        905          2,939        3,844       (214)         1988       02/04/98     10-40
Reed Avenue, Building 2                        932          2,904        3,836       (211)         1988       02/04/98     10-40
Alum Creek Road                                331          1,243        1,574        (54)         1988       03/11/99     10-40
                                          --------     ----------   ----------   --------
                                          $  9,200     $   28,441   $   37,641   $ (2,095)
                                          ========     ==========   ==========   ========

(1) The aggregate cost for federal income tax purposes as of December 31, 2000, was approximately $1,608 million.
(2)   Nonindustrial Property.
(3)   Property sold subsequent to December 31, 2000.

                          Reconciliation of Real Estate

The changes in total investment in real estate assets for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                             December 31, 2000    December 31, 1999    December 31, 1998
                                             -----------------    -----------------    -----------------
                                               (in thousands)       (in thousands)       (in thousands)
Balance, Beginning of Year                       $1,507,834           $1,072,675           $       --
Acquisitions and Stabilized Development             187,745              443,951            1,077,863
Improvements                                         15,871                5,086                1,220
Assets Held for Sale                                (37,641)                  --                   --
Dispositions                                        (20,032)             (13,878)              (6,408)
                                                 ----------           ----------           ----------
Balance, End of Year                             $1,653,777           $1,507,834           $1,072,675
                                                 ==========           ==========           ==========

                   Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                    December 31, 2000       December 31, 1999       December 31, 1998
                                    -----------------       -----------------       -----------------
                                      (in thousands)          (in thousands)          (in thousands)
Balance, Beginning of Year                $42,543                 $17,290                 $    --
Depreciation Expense                       34,021                  25,677                  17,396
Assets Held for Sale                       (2,095)                     --                      --
Dispositions                                 (612)                   (424)                   (106)
                                          -------                 -------                 -------
Balance, End of Year                      $73,857                 $42,543                 $17,290
                                          =======                 =======                 =======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10. Directors and Executive Officers of Registrant

The information required by this Item is incorporated herein by reference to the portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2001 annual meeting of shareholders to be held on May 10, 2001, (the "Proxy Statement") captioned "Election of Trustees" and "Principal and Management Shareholders".

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

                                       CABOT INDUSTRIAL TRUST

                                       By      /s/Robert E. Patterson
                                               --------------------------
                                       Title:     President
                                               --------------------------

                                       Date:   March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                              Title                                         Date
                                                              -----                                         ----
/s/Ferdinand Colloredo-Mansfeld                     Chairman of the Board and                          March 21, 2001
-------------------------------                     Chief Executive Officer
Ferdinand Colloredo-Mansfeld

/s/Robert E. Patterson                              President and Trustee                              March 21, 2001
-------------------------------
Robert E. Patterson

/s/Franz Colloredo-Mansfeld                         Senior Vice President and                          March 21, 2001
-------------------------------                     Chief Financial Officer
Franz Colloredo-Mansfeld

/s/Neil E. Waisnor                                  Senior Vice President - Finance,                   March 21, 2001
-------------------------------                     Treasurer and Secretary
Neil E. Waisnor                                     Chief Accounting Officer

/s/George M. Lovejoy, Jr.                           Trustee                                            March 21, 2001
-------------------------------
George M. Lovejoy, Jr.

/s/Christopher C. Milliken                          Trustee                                            March 21, 2001
-------------------------------
Christopher C. Milliken

/s/Maurice Segall                                   Trustee                                            March 21, 2001
-------------------------------
Maurice Segall

/s/W. Nicholas Thorndike                            Trustee                                            March 21, 2001
-------------------------------
W. Nicholas Thorndike

/s/Ronald L. Skates                                 Trustee                                            March 21, 2001
-------------------------------
Ronald L. Skates

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                           Included in Item 8 hereof.

                                INDEX TO EXHIBITS

Exhibit
Number      Document Description

3.1 Amended and Restated Cabot Trust Declaration of Trust, dated January 26, 1998. Incorporated by reference to Exhibit 3.1 to Cabot Trust's Form S-11 Registration Statement (File No. 333-38383; the "Form S-11").

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

4.5 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated April 29, 1999. Incorporated by reference to Exhibit 4.5 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.6 Articles Supplementary, 1,300,000 Shares of 8.625% Series B Cumulative Redeemable Preferred Shares, dated April 29, 1999. Incorporated by reference to Exhibit 4.6 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.7 Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated September 3, 1999. Incorporated by reference to Exhibit 4.7 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.8 Articles Supplementary, 2,600,000 Shares of 8.625% Series C Cumulative Redeemable Preferred Shares, dated September 3, 1999. Incorporated by reference to Exhibit 4.8 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.9 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated September 27, 1999. Incorporated by reference to Exhibit 4.9 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.10 Articles Supplementary, 200,000 Shares of 8.375% Series D Cumulative Redeemable Preferred Shares, dated September 27, 1999. Incorporated by reference to Exhibit 4.10 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.11 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated December 9, 1999. Incorporated by reference to Exhibit 4.11 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.12 Articles Supplementary, 200,000 Shares of 8.375% Series E Cumulative Redeemable Preferred Shares, dated December 9, 1999. Incorporated by reference to Exhibit 4.12 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.13 Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated December 22, 1999. Incorporated by reference to Exhibit 4.13 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.14 Articles Supplementary, 1,800,000 Shares of 8.5% Series F Cumulative Redeemable Preferred Shares, dated December 22, 1999. Incorporated by reference to Exhibit 4.14 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.15 Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated March 23, 2000. Incorporated by reference to Exhibit 4.15 to Cabot Trust's S-3 Registration Statement (File No. 333-51298) filed on December 5, 2000.

4.16 Articles Supplementary, 600,000 Shares of 8.875% Series G Cumulative Redeemable Preferred Shares, dated March 23, 2000. Incorporated by reference to Exhibit 4.16 to Cabot Trust's S-3 Registration Statement (File No. 333-51298) filed on December 5, 2000.

4.17 Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated May 25, 2000. Incorporated by reference to Exhibit 4.17 to Cabot Trust's S-3 Registration Statement (File No. 333-51298) filed on December 5, 2000.

4.18 Articles Supplementary, 1,400,000 Shares of 8.95% Series H Cumulative Redeemable Preferred Shares, dated May 25, 2000. Incorporated by reference to Exhibit 4.18 to Cabot Trust's S-3 Registration Statement (File No. 333-51298) filed on December 5, 2000.

4.19 Supplemental Indenture No. 1 dated as May 4, 1999 by and among Cabot Industrial Properties, L.P. and The Bank of New York.

4.20 Supplemental Indenture No. 2 dated as September 7, 2000 by and among Cabot Industrial Properties, L.P. and The Bank of New York. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 7, 2000 filed by Cabot Industrial Properties, L.P.

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

10.5 Cabot Trust Long-Term Incentive Plan (as Amended and Restated Effective as of January 26, 1998). Incorporated by reference to Cabot Trust's Annual Report on Form 10-K for the year-ended December 31, 1999.

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

10.13 Revolving Credit Agreement between Cabot L.P. and Morgan Guaranty Trust Company of New York, dated as of October 24, 2000. Incorporated by reference to Exhibit 10.6 to Cabot Trust's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000.

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

10.15 Cabot Trust 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.15 to Cabot Trust's Annual Report on 10-K for the year ended December 31, 1999.

10.16 Guaranty Payment between Cabot Trust and Morgan Guaranty Trust Company of New York, dated as of October 24, 2000. Incorporated by reference to Exhibit 10.17 to Cabot Trust's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000.

10.17       Cabot Industrial Trust Severance Pay Plan.

10.18 Warrant Purchase Agreement by and between Cabot Industrial Trust and Industrial Ventures, L.P., dated September 5, 2000.

23.1        Consent of Arthur Andersen LLP.


                               REPORTS ON FORM 8-K

On December 19, 2000, Cabot Industrial Trust filed a Form 8-K dated December 18, 2000, to report information under Item 5 of Form 8-K, including a purchase agreement relating to an underwritten secondary offering of 2,000,000 of Cabot Trust's shares of beneficial interest by a selling shareholder.