Form 10-Q
period 2001-06-30
CABOT INDUSTRIAL TRUST
filed 2001-08-14
CIK 1047696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended: June 30, 2001          Commission File Number: 1-13829
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

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of August 10, 2001, 41,102,028 Common Shares of Beneficial Interest, $.01 par value, of the Registrant were outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 2000 Form 10-K of the registrant Cabot Industrial Trust. These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Cabot Industrial Trust's management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 2001 through June 30, 2001 are not necessarily indicative of the results that may be expected for the period from January 1, 2001 through December 31, 2001.

                             CABOT INDUSTRIAL TRUST

                      CONSOLIDATED CONDENSED BALANCE SHEET
                    As of June 30, 2001 and December 31, 2000
                        (in thousands, except share data)


                                                                                      June 30, 2001         December 31, 2000
                                                                                   ------------------     ---------------------
                                                                                       (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                                      $  1,688,305            $  1,653,777
Less:  Accumulated Depreciation                                                             (89,203)                (73,857)
                                                                                      --------------          --------------
     Net Rental Properties                                                                1,599,102               1,579,920
Properties under Development                                                                 62,774                  64,296
                                                                                      --------------          --------------
                                                                                       $  1,661,876            $  1,644,216
                                                                                      --------------          --------------

OTHER ASSETS:
Cash and Cash Equivalents                                                              $      3,612            $      3,003
Rents and Other Receivables, net of allowance for uncollectible accounts of $1,078
     and $982 at June 30, 2001 and December 31, 2000, respectively                            4,398                   3,432
Deferred Rent Receivable                                                                     13,787                  11,573
Deferred Lease Acquisition Costs, net                                                        41,149                  34,288
Deferred Financing Costs, net                                                                 5,638                   5,460
Investment in and Advances to Related Party                                                   1,440                     750
Investment in and Notes Receivable from Joint Ventures                                       21,823                  12,518
Assets Held for Sale                                                                          9,228                  35,882
Other Assets                                                                                 23,487                  16,837
                                                                                      --------------          --------------

TOTAL ASSETS                                                                           $  1,786,438            $  1,767,959
                                                                                      ==============          ==============


LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                                          $    242,113            $    246,379
Unsecured Debt                                                                              255,000                 255,000
Line of Credit Borrowings                                                                   171,000                 149,000
Accounts Payable                                                                              1,043                   1,160
Accrued Real Estate Taxes                                                                    11,864                  11,385
Distributions Payable                                                                        19,119                  16,069
Tenant Security Deposits and Prepaid Rents                                                    9,619                  11,395
Other Liabilities                                                                            21,539                  22,666
                                                                                      --------------          --------------
                                                                                       $    731,297            $    713,054
                                                                                      --------------          --------------

MINORITY INTEREST:
Preferred Unitholders                                                                  $    238,205            $    238,205
Limited Partner Unitholders                                                                  54,994                  56,920
                                                                                      --------------          --------------
                                                                                       $    293,199            $    295,125
                                                                                      --------------          --------------

SHAREHOLDERS' EQUITY:
Common Shares, $0.01 par value, 140,900,000 shares authorized; 40,729,428 and
     40,624,833 shares issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively                                 $        407            $        406
Paid-in Capital                                                                             770,296                 768,303
Retained Deficit                                                                             (7,595)                 (8,929)
Accumulated Other Comprehensive Income                                                       (1,166)                     --
                                                                                      --------------          --------------

TOTAL SHAREHOLDERS' EQUITY                                                             $    761,942            $    759,780
                                                                                      --------------          --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $  1,786,438            $  1,767,959
                                                                                      ==============          ==============


  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                             CABOT INDUSTRIAL TRUST

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           For the Three Months ended June 30, 2001 and June 30, 2000
                (unaudited, in thousands, except per share data)


                                                                  Three Months Ended        Three Months Ended
                                                                     June 30, 2001             June 30, 2000
                                                                  -------------------       ------------------
REVENUES:
Rental Income                                                       $       46,913            $        44,994
Tenant Reimbursements                                                        9,042                      7,184
                                                                    ---------------           ----------------
                Total Revenues                                      $       55,955            $        52,178
                                                                    ---------------           ----------------

EXPENSES:
Property Operating                                                  $        5,132            $         4,705
Property Taxes                                                               6,749                      6,022
Depreciation and Amortization                                               10,703                     10,444
Interest                                                                    11,460                     10,560
General and Administrative                                                   2,537                      2,240
                                                                    ---------------           ----------------
                Total Expenses                                      $       36,581            $        33,971
                                                                    ---------------           ----------------

OTHER INCOME:
Interest and Other Income                                           $          870            $           471
Earnings and Fees from Joint Ventures and Advisory Clients                     440                        198
Net Gain on Sale of Real Estate                                              1,465                         --
                                                                    ---------------           ----------------
                                                                    $        2,775            $           669
                                                                    ---------------           ----------------

Income Before Minority Interest Expense                             $       22,149            $        18,876

MINORITY INTEREST EXPENSE:
     Preferred Unitholders                                                  (5,294)                    (4,905)
     Limited Partner Unitholders                                            (1,161)                      (975)
                                                                    ---------------           ----------------

Net Income                                                          $       15,694            $        12,996
                                                                    ===============           ================

Earnings per Common Share:
    Basic                                                           $         0.39            $          0.32
                                                                    ===============           ================
    Diluted                                                         $         0.39            $          0.32
                                                                    ===============           ================

Weighted Average Common Shares:
    Basic                                                                   40,662                     40,619
                                                                    ===============           ================
    Diluted                                                                 40,662                     40,619
                                                                    ===============           ================

 The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                             CABOT INDUSTRIAL TRUST

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
            For the Six Months ended June 30, 2001 and June 30, 2000
                (unaudited, in thousands, except per share data)



                                                                   Six Months Ended          Six Months Ended
                                                                     June 30, 2001             June 30, 2000
                                                                   -----------------        -------------------
REVENUES:
Rental Income                                                       $       94,677            $        87,743
Tenant Reimbursements                                                       17,700                     14,243
                                                                    ---------------           ----------------
                Total Revenues                                      $      112,377            $       101,986
                                                                    ---------------           ----------------

EXPENSES:
Property Operating                                                  $       10,456            $         9,251
Property Taxes                                                              13,252                     11,920
Depreciation and Amortization                                               20,788                     20,247
Interest                                                                    23,168                     20,010
General and Administrative                                                   5,222                      4,741
                                                                    ---------------           ----------------
                Total Expenses                                      $       72,886            $        66,169
                                                                    ---------------           ----------------

OTHER INCOME:
Interest and Other Income                                           $        1,211            $           765
Earnings and Fees from Joint Ventures and Advisory Clients                   1,261                        198
Net Gain on Sale of Real Estate                                              2,414                         --
                                                                    ---------------           ----------------
                                                                    $        4,886            $           963
                                                                    ---------------           ----------------

Income Before Minority Interest Expense                             $       44,377            $        36,780

MINORITY INTEREST EXPENSE:
     Preferred Unitholders                                                 (10,588)                    (9,116)
     Limited Partner Unitholders                                            (2,334)                    (1,931)
                                                                    ---------------           ----------------

Net Income                                                          $       31,455            $        25,733
                                                                    ===============           ================

Earnings per Common Share:
    Basic                                                           $         0.77            $          0.63
                                                                    ===============           ================
    Diluted                                                         $         0.77            $          0.63
                                                                    ===============           ================

Weighted Average Common Shares:
    Basic                                                                   40,653                     40,619
                                                                    ===============           ================
    Diluted                                                                 40,653                     40,619
                                                                    ===============           ================


  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                             CABOT INDUSTRIAL TRUST

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
            For the Six Months ended June 30, 2001 and June 30, 2000
                            (unaudited, in thousands)



                                                                                         Six Months Ended        Six Months Ended
                                                                                          June 30, 2001           June 30, 2000
                                                                                       ---------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                            $    31,455             $     25,733
     Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
             Depreciation and Amortization                                                      20,788                   20,247
             Minority Interest Expense                                                          12,922                   11,047
             Net Gain on Sale of Real Estate                                                    (2,414)                      --
             Straight Line Rent                                                                 (2,266)                  (2,638)
             Cabot Trust's Share of Net Income from Cabot Advisors and Joint Ventures             (351)                     (80)
             Amortization of Deferred Financing Costs                                              950                      614
             (Increase) Decrease in Rents and Other Receivables                                   (966)                     430
             Increase (Decrease) in Accounts Payable                                               (52)                     145
             (Increase) Decrease in Other Assets                                                   294                   (3,410)
             Increase in Accrued Real Estate Taxes                                                 479                    1,229
             Decrease in Other Liabilities                                                      (2,748)                    (868)
                                                                                           ------------            ------------

                     Net Cash Provided by Operating Activities                                   58,091                  52,449
                                                                                           ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                                       (35,292)               (150,958)
     Notes Receivable from Joint Ventures                                                        (4,705)                 (6,016)
     Investment in Joint Ventures                                                                (4,418)                   (946)
     Proceeds from Contribution of Real Estate to Joint Venture                                   5,076                      --
     Decrease (Increase) in Other Assets                                                          5,940                  (1,299)
     Advances to Cabot Advisors, net                                                               (871)                    326
                                                                                           ------------            ------------

                     Net Cash Used in Investing Activities                                      (34,270)               (158,893)
                                                                                           ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of Credit Borrowings, net                                                              22,000                  20,000
     Distributions Paid to Common Shareholders                                                  (29,465)                (28,231)
     Distributions Paid to Minority Interests                                                   (10,388)                (11,171)
     Debt Principal Repayments                                                                   (4,266)                 (2,044)
     Increase in Deferred Financing Costs                                                        (1,076)                   (681)
     Net Proceeds from Issuance of Common Shares / Payment of Expenses of Issuance                   --                     (85)
     Proceeds From Issuance of Secured Debt                                                          --                  61,900
     Proceeds from Issuances of Preferred Units, net                                                 --                  47,767
     Other                                                                                          (17)                     --
                                                                                           ------------            ------------

                      Net Cash (Used in) Provided by Financing Activities                       (23,212)                 87,455
                                                                                           ------------            ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                609                 (18,989)
                                                                                           ------------            ------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                   3,003                  22,007
                                                                                           ------------            ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                  $      3,612            $      3,018
                                                                                           ============            ============
Cash paid for interest, net of amounts capitalized                                         $     22,338            $     20,290
                                                                                           ============            ============

                             CABOT INDUSTRIAL TRUST

            For the Six Months ended June 30, 2001 and June 30, 2000
                            (unaudited, in thousands)


DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


In conjunction with real estate acquisitions, Cabot Trust assumed $11,156 of indebtedness during the six months ended June 30, 2000.

At June 30, 2001, accrued capital expenditures (including amounts included in accounts payable) totaled $7,749, accrued offering costs totaled $796 and accrued financing costs totaled $47.

At June 30, 2000, accrued capital expenditures (including amounts included in accounts payable) totaled $8,304, accrued offering costs totaled $945 and accrued financing costs totaled $24.


 The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                             CABOT INDUSTRIAL TRUST

                                 June 30, 2001



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

As of June 30, 2001 and 2000, Cabot Trust owned approximately 93% of the common equity of Cabot L.P. The remaining 7%, which is owned by investors holding Cabot L.P. Units, is considered Minority Interest, Limited Partner Unitholders.

Cabot Trust is a fully integrated, internally managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners). Cabot Trust qualifies as a real estate investment trust (a REIT) for federal income tax purposes.

As of June 30, 2001, Cabot Trust owned 363 industrial properties located in 21 markets throughout the United States, containing approximately 41 million rentable square feet. These properties were approximately 95.9% leased to 724 tenants at June 30, 2001. Cabot Trust and its affiliates also own 20% interests in and provide acquisition, development, asset and property management services to joint ventures (the Joint Ventures) with three institutional partners, each of which invests in industrial multi-tenant and workspace properties or develops bulk distribution properties. Cabot Trust's investment in Joint Ventures is included in Investment in and Notes Receivable from Joint Ventures on the accompanying consolidated condensed balance sheet. Income earned from the Joint Ventures is accounted for under the equity method of accounting and is included in Earnings and Fees from Joint Ventures and Advisory Clients in the accompanying consolidated condensed statements of operations.


2.   Significant Accounting Policies: Derivative Financial Instruments

Accounting Changes: Standards Implemented and Transition Adjustment
On January 1, 2001, Cabot Trust adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS No. 133, as amended, requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. Cabot Trust uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by hedging the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate cap, collar or swap agreement. For financial reporting purposes these transactions qualify as cash flow hedges and the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability. The effectiveness of the hedging relationship will be

                             CABOT INDUSTRIAL TRUST

                                  June 30, 2001


assessed each reporting period, and any ineffectiveness measured, if applicable, will be included in earnings.

As of January 1, 2001, Cabot Trust recorded a net transition adjustment of $287,000 in accumulated other comprehensive income (equity). Adoption of the standard also resulted in the recognition of $287,000 of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.

The following table summarizes, at June 30, 2001, the notional value, carrying value and fair value of Cabot Trust's derivative financial instruments. The notional value at June 30, 2001 provides an indication of the extent of Cabot Trust's involvement in these instruments at the time, but does not represent exposure to credit, interest rate or market risks.

                                                            Fixed
                                 Notional Value         Interest Rate              Maturity              Fair Value
                                ------------------    ------------------     ---------------------    ------------------
Interest Rate Swap               $    25,000,000            5.891%                   2003               $    (623,000)
Interest Rate Swap                    25,000,000            5.905%                   2003                    (630,000)


Cabot L.P. has entered into two interest rate swaps relating to the Acquisition Facility (see Note 4) for notional amounts of $25 million each, which are intended to result in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 5.891% and 5.905% through October 2003. Cabot L.P. had entered into an interest rate cap arrangement relating to the Acquisition Facility for a notional amount of $100 million for the period from October 1, 1999 through April 1, 2000. This arrangement resulted in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to no more than 6.50% per annum.

Comprehensive Income
Comprehensive income combines net income and "other comprehensive items" that represent certain amounts that are reported as components of shareholders' equity in the accompanying consolidated condensed balance sheet, including unrealized gains and losses on derivative instruments.

At June 30, 2001, the derivative instruments were reported at fair value under Other Liabilities of $1,253,000. Other Comprehensive Income reflects unrealized losses after impact of Minority Interest, of $1,166,000.

                             CABOT INDUSTRIAL TRUST

                                  June 30, 2001


3.   Property Acquisitions

During the period from April 1, 2001 through June 30, 2001, Cabot Trust acquired the following industrial properties:


                                                                                                  Acquisition
            Property Location                     Property Type           Square Feet                Cost
------------------------------------------      -------------------      ---------------      -----------------
Summit Avenue, Plano, TX                           Workspace                    120,276         $       20,390
E. Plano Parkway, Plano, TX                        Workspace                     67,372
E. Plano Parkway, Plano, TX                        Workspace                     65,135
E. Plano Parkway, Plano, TX                        Workspace                     53,833

Altura Street, Buena Vista, CA                     Workspace                     67,350                  3,745
                                                                         ---------------      -----------------

TOTALS                                                                          373,966         $       24,135
                                                                         ===============      =================


4.   Debt Activity

On October 24, 2000, Cabot L.P. obtained a $325 million unsecured line of credit facility (the Acquisition Facility) replacing its previous $325 million credit facility that was to mature in March 2001. The credit facility matures in October 2003, has a one-year extension option and a $50 million expansion option. The credit facility also includes certain financial and nonfinancial covenants. Cabot Trust is a guarantor of the facility. The interest rate on the Acquisition Facility for the six months ended June 30, 2001 and 2000 was LIBOR plus 100 basis points (which includes a 20 basis point facility fee in 2001). As of August 10, 2001, the rate on the borrowings at Cabot Trust's current credit rating is LIBOR plus 100 basis points. At June 30, 2001 and 2000, the interest rate on outstanding borrowings was 4.87% and 7.69%, respectively. The Acquisition Facility is used to acquire and develop properties and for working capital purposes.

Cabot Trust assumed certain loans in connection with its formation, entered into loan agreements during 1999 and 2000, and assumed certain loans in connection with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). At June 30, 2001, the Mortgage Loans totaled $242.1 million, have coupon interest rates ranging from 7.25% - 9.67% and are secured by properties with a net book value of $387.6 million. Certain of the debt assumed in connection with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense was recorded in the accompanying consolidated condensed statements of operations based on the fair market interest rate at the date of acquisition.

                             CABOT INDUSTRIAL TRUST

                                 June 30, 2001

5.  Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding during each of the periods ended June 30, 2001 and 2000.

Diluted earnings per share have been computed considering the potentially dilutive effect of the exercise of Unit options and warrants granted by Cabot L.P. and Cabot Trust. Basic and diluted earnings per share were calculated as follows:


                                                                       Three Months Ended          Three Months Ended
                                                                         June 30, 2001                June 30, 2000
                                                                       ------------------          ------------------
Basic:
Net Income                                                               $   15,694,000              $    12,996,000
                                                                         --------------              ---------------
Weighted Average Common Shares                                               40,662,000                   40,619,000
                                                                         --------------              ---------------
Basic Earnings per Common Share                                          $         0.39              $          0.32
                                                                         ==============              ===============

Diluted:
Net Income                                                               $   15,694,000              $    12,996,000
Effect of Unit Options                                                          (36,000)                     (14,000)
                                                                         --------------              ---------------
Income available to Common Shareholders, as adjusted                     $   15,658,000              $    12,982,000
                                                                         --------------              ---------------
Weighted Average Common Shares                                               40,662,000                   40,619,000
                                                                         --------------              ---------------
Diluted Earnings per Common Share                                        $         0.39              $          0.32
                                                                         ==============              ===============

                                                                        Six Months Ended            Six Months Ended
                                                                         June 30, 2001                June 30, 2000
                                                                        ----------------            ----------------
Basic:
Net Income                                                               $   31,455,000              $    25,733,000
                                                                         --------------              ---------------
Weighted Average Common Shares                                               40,653,000                   40,619,000
                                                                         --------------              ---------------
Basic Earnings per Common Share                                          $         0.77              $          0.63
                                                                         ==============              ===============

Diluted:
Net Income                                                               $   31,455,000              $    25,733,000
Effect of Unit Options                                                          (76,000)                     (26,000)
                                                                         --------------              ---------------
Income available to Common Shareholders, as adjusted                     $   31,379,000              $    25,707,000
                                                                         --------------              ---------------
Weighted Average Common Shares                                               40,653,000                   40,619,000
                                                                         --------------              ---------------
Diluted Earnings per Common Share                                        $         0.77              $          0.63
                                                                         ==============              ===============

                          CABOT INDUSTRIAL TRUST

                                 June 30, 2001

Approximately 5 million and 4 million options which have been granted are excluded from the above calculations of diluted earnings per share for the three and six months ended June 30, 2001 and 2000, respectively, since the impact of consideration of these options was anti-dilutive. In addition, 750,000 warrants granted in connection with the establishment of a joint venture were excluded from the above calculation for both the three and six months ended June 30, 2001 since the impact of consideration of these warrants was anti-dilutive.


6.  Joint Venture Activity

Cabot Trust and its affiliates have entered into joint venture agreements (collectively, the Joint Ventures) with three institutional partners targeted towards investment in industrial multi-tenant and workspace properties and development of bulk distribution properties. Cabot Trust and its affiliates entered into a joint venture agreement with J.P. Morgan Partners (formerly Chase Capital Partners) on April 12, 2000. Cabot Trust subsequently entered into joint venture agreements with GE Capital Real Estate (GE) on September 5, 2000 and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-CREF) on November 16, 2000. In connection with the formation of the joint venture with GE, Cabot Trust issued stock warrants to purchase 750,000 Common Shares to GE at an exercise price of $27.00 per share for a term of five years, which had an estimated fair value of approximately $550,000 at the time of issuance. As of June 30, 2001, the investors have committed approximately $211 million in equity to the Joint Ventures of which 20% has or will be funded by Cabot L.P. or its affiliates. As of June 30, 2001, the Joint Ventures had acquired 25 industrial properties at a cost of approximately $92 million and comprising approximately
1.4 million square feet, had one 573,000 square foot project currently under development and stabilized two other properties that were under development, totaling approximately 640,000 square feet.

Cabot Trust earned, in the aggregate, approximately $695,000 in acquisition, development and asset management fees from the Joint Ventures during the six months ended June 30, 2001. In addition, Cabot Trust earned income of approximately $351,000 from the Joint Ventures, which are accounted for under the equity method of accounting. These amounts are included in Earnings and Fees from Joint Ventures and Advisory Clients in the accompanying consolidated condensed statement of operations.

As of June 30, 2001, Cabot Trust and its affiliates provided financing to the Joint Ventures in the form of notes receivable totaling $8,018,000. These notes are expected to be repaid from the proceeds of the Joint Ventures' third party financing. During the six months ended June 30, 2001, Cabot L.P. and its affiliates earned $277,000 of interest income from these notes receivable.

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

Introduction

Cabot Trust is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot Trust owns and operates a diversified portfolio of bulk distribution, multi-tenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. As of June 30, 2001, Cabot Trust owned 363 industrial properties. Cabot Trust also owns 20% equity interests in and provides acquisition, development, asset and property management services to three joint ventures (the Joint Ventures), which invest in and develop industrial properties.

Results of Operations

Quarter Ended June 30, 2001 compared with Quarter Ended June 30, 2000
Net income allocable to common shareholders for the quarter ended June 30, 2001 totaled $15.7 million or $0.39 per share, compared with $13.0 million or $0.32 per share for the quarter ended June 30, 2000. The 2001 results include a gain on sale of real estate of $1.5 million. There were no sales of property during the quarter ended June 30, 2000. After consideration of the impact of the gain on sale of property in 2001, the increase in net income in 2001 of approximately $1.2 million is primarily due to increased income related to acquisitions, development properties placed into service, additional income generated by the company's properties and fees from and income generated by the Joint Ventures offset by the operations of properties disposed of, increased depreciation and amortization, interest expense, and minority interest expense related primarily to preferred unitholders.

Rental revenues were $56.0 million, including tenant reimbursements of $9.0 million, for the quarter ended June 30, 2001, compared with $52.2 million, including tenant reimbursements of $7.2 million, for the quarter ended June 30, 2000. Total rental revenue of $49.9 million and $48.8 million was generated in 2001 and 2000, respectively, by the properties owned as of April 1, 2000, and still owned as of June 30, 2001, excluding properties held for sale, (the Quarterly Baseline Properties) and total rental revenue of $5.7 million and $1.6 million in 2001 and 2000, respectively, was generated by the properties acquired or developed subsequent to March 31, 2000. The remainder of total rental revenue relates to properties held for sale and properties sold in 2001 and 2000. The growth in rental revenue for the Quarterly Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) remained unchanged at 79% for the quarters ended June 30, 2001 and 2000.

Depreciation and amortization related to real estate assets totaled $10.7 million and $10.4 million for the quarters ended June 30, 2001 and 2000, respectively. The increase reflects the acquisition of real estate assets, the placement of development properties into service, and additional deferred lease acquisition costs offset by decreased depreciation related to properties sold and Assets Held for Sale.

Interest expense of $11.5 million for the quarter ended June 30, 2001 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot L.P.'s Acquisition Facility and an average of $243.6 million of secured debt, net of $1,027,000 of interest capitalized to development projects. Interest expense of $10.6 million for the quarter ended June 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $172.2 million of secured debt, net of $900,000 of interest capitalized to development projects.

General and administrative expense increased by $297,000, to $2.5 million for the quarter ended June 30, 2001. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management and financing activity resulting from the increase in the number of Cabot Trust's properties from 350 to 363 at the end of each period. As a percentage of rental revenues, general and administrative expense increased to 4.5% at June 30, 2001 from 4.3% at June 30, 2000.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and advances to the Joint Ventures, as well as earnings of Cabot Advisors, increased to $870,000 from $471,000 for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. The increase is primarily due to fees earned from development of property and interest income earned on the proceeds received from the sales of property anticipated to be used to acquire additional real estate assets (related proceeds to be reinvested are included within Other Assets on the consolidated condensed balance sheet).

Earnings and Fees from Joint Ventures and Advisory Clients consists of acquisition, development and asset management fees of $174,000 earned from Joint Venture arrangements for which Cabot Trust performs services, and earnings from Joint Ventures accounted for under the equity method of $266,000 for the quarter ended June 30, 2001. During the quarter ended June 30, 2000, Cabot Trust earned acquisition, development and asset management fees of $178,000 from its Joint Venture arrangements and recorded earnings from Joint Ventures in the amount of $20,000. The increase in earnings from Joint Ventures is primarily due to an increase in the number of properties owned by the Joint Ventures, which increased from four to 28 at the end of each period.

During the quarter ended June 30, 2001, Cabot Trust sold four properties, which resulted in a net Gain on Sale of Real Estate of $1.5 million. There were no sales of property during the quarter ended June 30, 2000.

Minority interest expense represents net income allocable to holders of Cabot L.P. Limited Partnership Units and Cumulative Redeemable Perpetual Preferred Units. At June 30, 2001, Cabot Trust owned approximately 93% of Cabot L.P. and the minority common equity ownership interest was approximately 7%. During the quarters ended June 30, 2001 and 2000 the average minority common equity ownership interest was 7%. Dividends accruable to Preferred Unitholders, totaled $5.3 million and $4.9 million for the quarters ended June 30, 2001 and June 30, 2000, respectively. The increase in Minority Interest Expense related to Preferred Unitholders is due to the issuance of additional Cumulative Redeemable Perpetual Preferred Equity.

Six Months Ended June 30, 2001 compared with the Six Months Ended June 30, 2000 Net income allocable to common shareholders for the six months ended June 30, 2001 totaled $31.5 million or $0.77 per share, compared with $25.7 million or $0.63 per share for the six months ended June 30, 2000. The 2001 results include a gain on sale of real estate of $2.4 million, but there were no significant gains or losses on sales during the six months ended June 30, 2000. After consideration of the impact of the gain on sale of property in 2001, the increase in net income in 2001 of approximately $3.3 million is primarily due to increased income related to acquisitions, development properties placed into service, additional income generated by the company's properties (including a significant increase in termination payments - see below for further discussion) and fees from and income generated by the Joint Ventures offset by the operations of properties disposed of, increased depreciation and amortization, interest expense, and minority interest expense related primarily to preferred unitholders.

Rental revenues were $112.4 million, including tenant reimbursements of $17.7 million, for the six months ended June 30, 2001, compared with $102.0 million, including tenant reimbursements of $14.2 million, for the six months ended June 30, 2000. Total rental revenue of $95.6 million and $93.2 million was generated in 2001 and 2000, respectively, by the properties owned as of January 1, 2000, and still owned as of June 30, 2001, excluding properties held for sale, (the Baseline Properties) and total rental revenue of $15.2 million and $5.0 million in 2001 and 2000, respectively, was generated by the properties acquired or developed subsequent to December 31, 1999. The remainder of total rental revenue relates to properties held for sale and properties sold in 2001 and 2000. The growth in rental revenue for Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals and an increase of approximately $850,000 in termination payments, due primarily to a significant termination payment earned during the six months ended June 30, 2001.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) remained unchanged at 79% for the six months ended June 30, 2001 and 2000.

Depreciation and amortization related to real estate assets totaled $20.8 million and $20.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase reflects the acquisition of real estate assets, the placement of development properties into service, and additional deferred lease acquisition cost offset by decreased depreciation related to properties sold and Assets Held for Sale.

Interest expense of $23.2 million for the six months ended June 30, 2001 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot L.P.'s Acquisition Facility and an average of $244.2 million of secured debt, net of $1.9 million of interest capitalized to development projects. Interest expense of $20.0 million for the six months ended June 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $169.9 million of secured debt, net of $1.8 million of interest capitalized to development projects.

General and administrative expense increased by $481,000, to $5.2 million for the six months ended June 30, 2001. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management and financing activity resulting from the increase in the number of Cabot Trust's properties from 350 to 363 at the end of each period. As a percentage of rental revenues, general and administrative expense remained unchanged at 4.6% for the each of the six months ended June 30, 2001 and 2000.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances and advances to the Joint Ventures, as well as earnings of Cabot Advisors, increased to $1.2 million from $765,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase is primarily due to interest income from financing provided by Cabot L.P. to the Joint Ventures, fees earned from development of property and interest income earned on the proceeds received from the sales of property anticipated to be used to acquire additional real estate assets (related proceeds to be reinvested are included within Other Assets on the consolidated condensed balance sheet).

Earnings and Fees from Joint Ventures and Advisory Clients consists of acquisition, development and asset management fees of $910,000 earned from Joint Venture arrangements as well as from third party clients for which Cabot Trust performs services, and earnings from Joint Ventures accounted for under the equity method of $351,000 for the six months ended June 30, 2001. During the six months ended June 30, 2000, Cabot Trust earned acquisition, development and asset management fees of $178,000 from its Joint Venture arrangements and recorded earnings from Joint Ventures in the amount of $20,000. The increase in earnings and fees from Joint Ventures is primarily due to an increase in the number of properties owned by the Joint Ventures, which increased from four to 28 at the end of each period.

During the six months ended June 30, 2001, Cabot Trust sold seven properties resulting in a net Gain on Sale of Real Estate of $2.4 million. There were no significant sales during the six months ended June 30, 2000.

Minority interest expense represents net income allocable to holders of Cabot L.P. Limited Partnership Units and Cumulative Redeemable Perpetual Preferred Units. At June 30, 2001, Cabot Trust owned approximately 93% of Cabot L.P. and the minority common equity ownership interest was approximately 7%. During the six months ended June 30, 2001 and 2000 the average minority common equity ownership interest was 7%. Dividends accruable to Preferred Unitholders, totaled $10.6 million and $9.1 million for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase in Minority Interest Expense related to Preferred Unitholders is primarily due to the issuance of additional Cumulative Redeemable Perpetual Preferred Equity.

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

As of June 30, 2001, Cabot L.P. had issued an aggregate of $245 million of Cumulative Redeemable Perpetual Preferred Units in seven separate transactions in 1999 and 2000. The net proceeds from these transactions were $238.2 million, which were used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of their respective issuance dates.

On October 24, 2000, Cabot L.P. obtained a $325 million unsecured line of credit facility replacing its previous $325 million credit facility that was to mature in March 2001. The credit facility matures in October 2003 and has a one-year extension option and a $50 million expansion option. The new credit facility also includes certain financial and nonfinancial covenants. Cabot Trust is a guarantor of the facility. The rate on the borrowings at Cabot Trust's current credit rating is LIBOR plus 100 basis points. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and for other general corporate purposes. Cabot Trust believes cash flow from operations not distributed to Shareholders and Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

As of June 30, 2001, Cabot Trust had $242.1 million of fixed rate debt secured by properties, $171.0 million of unsecured borrowings under its Acquisition Facility, $255.0 million of unsecured debt and a 36.9% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot Trust's total consolidated debt as a percentage of the sum of the market value of its outstanding Common Shares and Units (excluding those held by Cabot Trust), the liquidation value of Perpetual Preferred Units and total debt at June 30, 2001.

Cabot Trust and its affiliates have entered into joint venture agreements (collectively, the Joint Ventures) with three institutional partners targeted towards investment in industrial multi-tenant and workspace properties and development of bulk distribution properties. Cabot Trust and its affiliates entered into joint ventures with J.P. Morgan Partners (formerly Chase Capital Partners) on April 12, 2000. Cabot Trust subsequently entered into joint venture agreements with GE Capital Real Estate (GE) on September 5, 2000 and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-CREF) on November 16, 2000. Stock warrants with an estimated value of approximately $550,000 were issued to GE in connection with the formation of the Joint Ventures. As of June 30, 2001, these ventures had acquired 25 industrial properties at a cost of approximately $92 million and comprising approximately

1.4 million square feet, had one 573,000 square foot project currently under development and stabilized two other properties that were under development, totaling approximately 640,000 square feet. As of June 30, 2001, the investors have committed approximately $211 million in equity to the ventures of which 20% has or will be funded by Cabot Trust.

In the normal course of operations, as of August 10, 2001, Cabot Trust has entered into commitments to purchase approximately $22 million of additional real estate assets for its own account. Cabot Trust has also entered into agreements to sell additional buildings, which are included in Assets Held for Sale on Cabot Trust's consolidated condensed balance sheet as of June 30, 2001. Because a number of conditions must be met prior to closing, it is uncertain as to whether these transactions will actually be consummated.

Cash and cash equivalents totaled $3.6 million at June 30, 2001. Cash provided by operating activities for the six months ended June 30, 2001, was $58.1 million.


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

The ratio of earnings to fixed charges was 1.88x for the three months ended June 30, 2001 compared to 1.80x for the three months ended June 30, 2000. The increase is primarily due to increased income related to acquisitions, development properties placed into service additional income generated by Cabot Trust's properties, fees and income generated by the Joint Ventures and the gain on sale of property, offset by the operations of properties disposed of, an increase in minority interest expense, preferred unitholders and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

The ratio of earnings to fixed charges was 1.88x for the six months ended June 30, 2001 compared to 1.83x for the six months ended June 30, 2000. The increase is primarily due to increased income related to acquisitions, development properties placed into service additional income generated by Cabot Trust's properties (including a significant increase in termination payments), fees and income generated by the Joint Ventures and the gain on sale of property, offset by the operations of properties disposed of, an increase in minority interest expense, preferred unitholders and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

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



Item 1.     Legal Proceedings
                   Not Applicable

Item 2.     Changes in Securities and Use of Proceeds
                   Not Applicable

Item 3.     Defaults Upon Senior Securities
                   Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

               On May 10, 2001, at the Annual Meeting of Shareholders, the shareholders reelected two incumbent Trustees to three-year terms expiring in 2004. The Incumbent Trustees reelected at the meeting were Mr. George M. Lovejoy, Jr. and Maurice Segall. Mr. Lovejoy received 37,886,250 shares voted in favor of election with 18,412 shares withheld; and Mr. Segall received 37,885,250 shares voted in favor of election with 19,412 withheld. No abstentions or broker non-votes were recorded on the election of Trustees.

               On May 10, 2001, at the Annual Meeting of Shareholders, the shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2001. Arthur Andersen LLP received 37,894,714 votes in favor of ratification with 7,284 votes withheld and 2,664 abstentions.

Item 5.     Other Information
                  Not Applicable

Item 6.     Exhibits and Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of August 2001.


                                           CABOT INDUSTRIAL TRUST
                                           ------------------------------------
                                                   Registrant


August 13, 2001                            /s/ Neil E. Waisnor
--------------------------                 ------------------------------------
          Date                                 Neil E. Waisnor
                                               Senior Vice President-Finance,
                                               Treasurer, Secretary


August 13, 2001                            /s/ Robert E. Patterson
--------------------------                 ------------------------------------
          Date                                 Robert E. Patterson
                                               President