Form 10-Q
period 2001-09-30
CABOT INDUSTRIAL TRUST
filed 2001-11-14
CIK 1047696

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended: September 30, 2001    Commission File Number: 1-13829
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


                                (617) 723-0900
           --------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES        X            NO  _______
                              -------

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of November 9, 2001, 41,251,871 Common Shares of Beneficial Interest, $.01 par value, of the Registrant were outstanding.

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

In the opinion of Cabot Industrial Trust's management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 2001 through September 30, 2001 are not necessarily indicative of the results that may be expected for the period from January 1, 2001 through December 31, 2001.

                            CABOT INDUSTRIAL TRUST

                     CONSOLIDATED CONDENSED BALANCE SHEET
                As of September 30, 2001 and December 31, 2000
                       (in thousands, except share data)

                                                                                         September 30, 2001     December 31, 2000
                                                                                         ------------------     -----------------
                                                                                             (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                                          $    1,734,046         $     1,653,777
Less:  Accumulated Depreciation                                                                   (98,629)                (73,857)
                                                                                           --------------         ---------------
     Net Rental Properties                                                                      1,635,417               1,579,920
Properties under Development                                                                       80,855                  64,296
                                                                                           --------------         ---------------
                                                                                           $    1,716,272         $     1,644,216
                                                                                           --------------         ---------------

OTHER ASSETS:
Cash and Cash Equivalents                                                                  $          372         $         3,003
Rents and Other Receivables, net of allowance for uncollectible accounts of $1,319
     and $982 at September 30, 2001 and December 31, 2000, respectively                             4,932                   3,432
Deferred Rent Receivable                                                                           14,878                  11,573
Deferred Lease Acquisition Costs, net                                                              35,550                  34,288
Deferred Financing Costs, net                                                                       5,217                   5,460
Investment in and Advances to Related Party                                                         1,298                     750
Investment in and Notes Receivable from Joint Ventures                                             18,248                  12,518
Assets Held for Sale                                                                                    -                  35,882
Other Assets                                                                                        8,288                  16,837
                                                                                           --------------         ---------------

TOTAL ASSETS                                                                               $    1,805,055         $     1,767,959
                                                                                           ==============         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                                              $      244,924         $       246,379
Unsecured Debt                                                                                    255,000                 255,000
Line of Credit Borrowings                                                                         180,500                 149,000
Accounts Payable                                                                                    1,550                   1,160
Accrued Real Estate Taxes                                                                          15,812                  11,385
Distributions Payable                                                                              16,725                  16,069
Tenant Security Deposits and Prepaid Rents                                                          9,456                  11,395
Other Liabilities                                                                                  27,735                  22,666
                                                                                           --------------         ---------------
                                                                                           $      751,702         $       713,054
                                                                                           --------------         ---------------

MINORITY INTEREST:
Preferred Unitholders                                                                      $      238,205         $       238,205
Limited Partner Unitholders                                                                        45,295                  56,920
                                                                                           --------------         ---------------
                                                                                           $      283,500         $       295,125
                                                                                           --------------         ---------------

SHAREHOLDERS' EQUITY:
Common Shares, $0.01 par value, 140,900,000 shares authorized;
     41,246,584 and 40,624,833 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively                                $          412         $           406
Paid-in Capital                                                                                   780,011                 768,303
Retained Deficit                                                                                   (8,076)                 (8,929)
Accumulated Other Comprehensive Income                                                             (2,494)                     --
                                                                                           --------------         ---------------

TOTAL SHAREHOLDERS' EQUITY                                                                 $      769,853         $       759,780
                                                                                           --------------         ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $    1,805,055         $     1,767,959
                                                                                           ==============         ===============

  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
     For the Three Months ended September 30, 2001 and September 30, 2000
               (unaudited, in thousands, except per share data)


                                                                      Three Months Ended       Three Months Ended
                                                                      September 30, 2001       September 30, 2000
                                                                     --------------------     --------------------
REVENUES:
Rental Income                                                           $        48,077           $        46,530
Tenant Reimbursements                                                             9,094                     7,947
                                                                      -----------------         -----------------
                Total Revenues                                          $        57,171           $        54,477
                                                                      -----------------         -----------------

EXPENSES:
Property Operating                                                      $         5,631           $         4,892
Property Taxes                                                                    6,902                     6,165
Depreciation and Amortization                                                    11,023                    10,709
Interest                                                                         11,222                    11,373
General and Administrative                                                        2,496                     2,473
                                                                      -----------------         -----------------
                Total Expenses                                          $        37,274           $        35,612
                                                                      -----------------         -----------------

OTHER INCOME:
Interest and Other Income                                               $           501           $           502
Earnings and Fees from Joint Ventures and Advisory Clients                          568                       189
Net Gain on Sale of Real Estate                                                      41                        --
                                                                      -----------------         -----------------
                                                                        $         1,110           $           691
                                                                      -----------------         -----------------

Income Before Minority Interest Expense                                 $        21,007           $        19,556

MINORITY INTEREST EXPENSE:
     Preferred Unitholders                                                       (5,294)                   (5,294)
     Limited Partner Unitholders                                                   (932)                     (996)
                                                                      -----------------         -----------------

Net Income                                                              $        14,781           $        13,266
                                                                      =================         =================

Earnings per Common Share:
    Basic                                                               $          0.36           $          0.33
                                                                      =================         =================
    Diluted                                                             $          0.36           $          0.33
                                                                      =================         =================

Weighted Average Common Shares:
    Basic                                                                        41,080                    40,624
                                                                      =================         =================
    Diluted                                                                      41,080                    40,624
                                                                      =================         =================

  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                            CABOT INDUSTRIAL TRUST

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      For the Nine Months ended September 30, 2001 and September 30, 2000
               (unaudited, in thousands, except per share data)


                                                                       Nine Months Ended             Nine Months Ended
                                                                       September 30, 2001            September 30, 2000
                                                                    -----------------------        ----------------------
REVENUES:
Rental Income                                                            $      142,754                 $       134,273
Tenant Reimbursements                                                            26,794                          22,190
                                                                      -----------------               -----------------
                Total Revenues                                           $      169,548                 $       156,463
                                                                      -----------------               -----------------

EXPENSES:
Property Operating                                                       $       16,087                 $        14,143
Property Taxes                                                                   20,154                          18,085
Depreciation and Amortization                                                    31,811                          30,956
Interest                                                                         34,390                          31,383
General and Administrative                                                        7,718                           7,214
                                                                      -----------------               -----------------
                Total Expenses                                           $      110,160                 $       101,781
                                                                      -----------------               -----------------

OTHER INCOME:
Interest and Other Income                                                $        1,712                 $         1,267
Earnings and Fees from Joint Ventures and Advisory Clients                        1,829                             387
Net Gain on Sale of Real Estate                                                   2,455                              --
                                                                      -----------------               -----------------
                                                                         $        5,996                 $         1,654
                                                                      -----------------               -----------------

Income Before Minority Interest Expense                                  $       65,384                 $        56,336

MINORITY INTEREST EXPENSE:
     Preferred Unitholders                                                      (15,882)                        (14,410)
     Limited Partner Unitholders                                                 (3,266)                         (2,927)
                                                                      -----------------               -----------------

Net Income                                                               $       46,236                 $        38,999
                                                                      =================               =================

Earnings per Common Share:
    Basic                                                                $         1.13                 $          0.96
                                                                      =================               =================
    Diluted                                                              $         1.13                 $          0.96
                                                                      =================               =================

Weighted Average Common Shares:
    Basic                                                                        40,797                          40,621
                                                                      =================               =================
    Diluted                                                                      40,797                          40,621
                                                                      =================               =================

  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                             CABOT INDUSTRIAL TRUST

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
      For the Nine Months ended September 30, 2001 and September 30, 2000
                           (unaudited, in thousands)

                                                                                         Nine Months Ended      Nine Months Ended
                                                                                         September 30, 2001     September 30, 2000
                                                                                        -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                             $  46,236             $  38,999
     Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
             Depreciation and Amortization                                                     31,811                30,956
             Minority Interest Expense                                                         19,148                17,337
             Net Gain on Sale of Real Estate                                                   (2,455)                   --
             Straight Line Rent                                                                (3,304)               (4,381)
             Cabot Trust's Share of Net Income from Equity Investments                           (536)                 (248)
             Amortization of Deferred Financing Costs                                           1,439                   926
             (Increase) Decrease and Other Receivables                                         (1,500)                  733
             Increase in Accounts Payable                                                         447                    24
             Decrease (Increase) in Other Assets                                                1,120                (3,021)
             Increase in Accrued Real Estate Taxes                                              4,427                 2,787
             Increase in Other Liabilities                                                          1                 3,896
                                                                                          -----------            ----------

                     Net Cash Provided by Operating Activities                                 96,834                88,008
                                                                                          -----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                                     (62,811)             (175,683)
     Notes Receivable from Joint Ventures                                                         218                (9,600)
     Investment in Joint Ventures                                                              (5,766)               (2,081)
     Proceeds from Contribution of Real Estate to Joint Venture                                 5,070                    --
     Decrease (Increase) in Other Assets                                                        4,808                (1,611)
     Advances to Cabot Advisors, net                                                             (811)                 (905)
                                                                                          -----------            ----------

                     Net Cash Used in Investing Activities                                    (59,292)             (189,880)
                                                                                          -----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of Credit Borrowings (Repayments), net                                               31,500               (23,000)
     Distributions Paid to Common Shareholders                                                (44,543)              (42,651)
     Distributions Paid to Minority Interests                                                 (19,156)              (15,154)
     Debt Principal Repayments                                                                 (6,935)               (3,095)
     Increase in Deferred Financing Costs                                                      (1,094)                 (976)
     Net Proceeds (Costs) of Common Share Issuance                                                 89                   (85)
     Proceeds From Issuance of Secured Debt                                                        --                62,427
     Proceeds From Issuance of Unsecured Debt                                                      --                55,000
     Proceeds from Issuances of Preferred Units, net                                               --                47,654
     Other                                                                                        (34)                   --
                                                                                          -----------            ----------

                      Net Cash (Used in) Provided by Financing Activities                     (40,173)               80,120
                                                                                          -----------            ----------

Net Decrease in Cash and Cash Equivalents                                                      (2,631)              (21,752)
                                                                                          -----------            ----------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                 3,003                22,007
                                                                                          -----------            ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $     372             $     255
                                                                                          ===========            ==========
Cash paid for interest, net of amounts capitalized                                          $  30,673             $  26,901
                                                                                          ===========            ==========

                            CABOT INDUSTRIAL TRUST

      For the Nine Months ended September 30, 2001 and September 30, 2000
                           (unaudited, in thousands)


DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In conjunction with real estate acquisitions, Cabot Trust assumed $11,156 of indebtedness during the nine months ended September 30, 2000.

In conjunction with the formation of a joint venture, Cabot Trust issued share warrants with an estimated value of approximately $550 during the nine months ended September 30, 2000.

In conjunction with the consolidation of a development project, Cabot Trust assumed $5,480 of variable-rate construction debt and recorded real estate assets of $6,045.

At September 30, 2001, accrued capital expenditures (including amounts included in accounts payable) totaled $9,076, accrued offering costs totaled $795 and accrued financing costs totaled $32.

At September 30, 2000, accrued capital expenditures (including amounts included in accounts payable) totaled $12,954, accrued offering costs totaled $832 and accrued financing costs totaled $123.



  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                            CABOT INDUSTRIAL TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001


1.   General

Organization
Cabot Industrial Trust (Cabot Trust), a Maryland real estate investment trust, was formed on October 10, 1997. Cabot Trust is the sole general partner of a limited partnership, Cabot Industrial Properties, L.P. (Cabot L.P.), and conducts substantially all of its business through Cabot L.P. As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P., and therefore Cabot Trust consolidates the financial results of Cabot L.P. for financial reporting purposes.

As of September 30, 2001 Cabot Trust owned approximately 94% of the common equity of Cabot L.P. The remaining 6%, which is owned by investors holding units of limited partnership interest of Cabot L.P. (Units), is considered Minority Interest, Limited Partner Unitholders. As of September 30, 2000 Cabot Trust owned approximately 93% of Cabot L.P. after consideration of the outstanding preferred units of limited partnership.

Cabot Trust is a fully integrated, internally managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners). Cabot Trust qualifies as a real estate investment trust (a REIT) for federal income tax purposes.

As of September 30, 2001, Cabot Trust owned 372 industrial properties located in 20 markets throughout the United States, containing approximately 41.9 million rentable square feet. These properties were approximately 93.7% leased to 728 tenants at September 30, 2001. Cabot Trust and its affiliates also own 20% interests in and provide acquisition, development, asset and property management services to joint ventures (the Joint Ventures) with three institutional partners, each of which invests in industrial multi-tenant and workspace properties or develops bulk distribution properties. Cabot Trust's investment in Joint Ventures is included in Investment in and Notes Receivable from Joint Ventures on the accompanying consolidated condensed balance sheet. Income earned from the Joint Ventures is accounted for under the equity method of accounting and is included in Earnings and Fees from Joint Ventures and Advisory Clients in the accompanying consolidated condensed statements of operations.

On October 28, 2001 Cabot Trust and Cabot L.P. entered into an Agreement and Plan of Merger whereby Cabot Trust agreed to be acquired by CalWest Industrial Properties, LLC (see Note 7).

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

                            CABOT INDUSTRIAL TRUST

                              September 30, 2001


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

The following table summarizes, at September 30, 2001, the notional value and fair value of Cabot Trust's derivative financial instruments. The notional value at September 30, 2001 provides an indication of the extent of Cabot Trust's involvement in these instruments at the time, but does not represent exposure to credit, interest rate or market risks.


                                          Fixed
                      Notional Value  Interest Rate   Maturity     Fair Value
                      --------------  -------------  ----------  --------------

Interest Rate Swap     $  25,000,000      5.891%        2003     $  (1,331,000)
Interest Rate Swap        25,000,000      5.905%        2003        (1,338,000)


The Interest Rate Swaps indicated above are intended to limit the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 5.891% and 5.905% through October 2003. Cabot L.P. entered into an interest rate cap arrangement relating to the Acquisition Facility for a notional amount of $100 million for the period from October 1, 1999 through April 1, 2000. This arrangement resulted in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to no more than 6.50% per annum.

Comprehensive Income
Comprehensive income combines net income and "other comprehensive items" that represent certain amounts that are reported as components of shareholders' equity in the accompanying consolidated condensed balance sheet, including unrealized gains and losses on derivative instruments.

At September 30, 2001, the derivative instruments were reported at fair value of $2,669,000 under Other Liabilities. Other Comprehensive Income reflects unrealized losses of $2,494,000 after consideration of the impact of Minority Interest.

                            CABOT INDUSTRIAL TRUST

                              September 30, 2001


3.   Property Acquisitions

During the period from July 1, 2001 through September 30, 2001, Cabot Trust acquired the following industrial properties:

                                                                                   Acquisition
        Property Location                Property Type         Square Feet             Cost
----------------------------------   --------------------    ----------------    ---------------
                                                                                  (in thousands)
South 266th Street, Kent, WA             Multi-tenant                92,400           $ 7,950
79th Avenue, Kent, WA                    Workspace                   35,872

West Southern Avenue, Tempe, AZ          Workspace                   43,449             9,325
West 24th Street, Tempe, AZ              Workspace                   36,000
West 24th Street, Tempe, AZ              Workspace                   22,400
West Geneva Street, Tempe, AZ            Workspace                   13,972
West Geneva Street, Tempe, AZ            Workspace                   12,246
West Geneva Street, Tempe, AZ            Workspace                   12,056

NW 70th Avenue, Miami, FL                Multi-tenant                91,000             4,950
                                                             ----------------    --------------

TOTALS                                                              359,395           $22,225
                                                             ================    ==============


4.   Debt Activity

On October 24, 2000, Cabot L.P. obtained a $325 million unsecured line of credit facility (the Acquisition Facility) replacing its previous $325 million credit facility that was to mature in March 2001. The credit facility matures in October 2003, has a one-year extension option and a $50 million expansion option. The credit facility also includes certain financial and nonfinancial covenants. Cabot Trust is a guarantor of the facility. The interest rate on the Acquisition Facility for the nine months ended September 30, 2001 and 2000 was LIBOR plus 100 basis points (which includes a 20 basis point facility fee beginning October 24, 2000). As of November 9, 2001, the rate on the borrowings at Cabot Trust's current credit rating is LIBOR plus 100 basis points. At September 30, 2001 and 2000, the interest rate on outstanding borrowings was 3.81% and 7.63%, respectively, without consideration of the interest rate swap agreements previously discussed in Note 2. The Acquisition Facility is used to acquire and develop properties and for working capital purposes.

Cabot Trust assumed certain loans in connection with its formation, entered into loan agreements during 1999 and 2000, and assumed certain loans in connection with several real estate acquisitions, all

                            CABOT INDUSTRIAL TRUST

                              September 30, 2001

secured by certain existing real estate assets (collectively, the Mortgage Loans). At September 30, 2001, the Mortgage Loans included amounts outstanding under fixed-rate mortgages totaling $239.4 million with coupon interest rates ranging from 7.25% - 9.67% and are secured by properties with a net book value of $383.6 million. In addition, the Mortgage Loans also included one $5.5 million variable-rate construction loan secured by property with a net book value of $8.1 million. As of September 30, 2001, the interest rate on outstanding borrowings under the construction loan was 4.48%. Certain of the debt assumed in connection with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense was recorded in the accompanying consolidated condensed statements of operations based on the fair market interest rate at the date of acquisition.

5. Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share have been computed by dividing net income by the weighted average number of common shares of beneficial interest, par value $0.01 per share (Common Shares) outstanding during each of the periods ended September 30, 2001 and 2000.

Diluted earnings per share have been computed considering the potentially dilutive effect of the exercise of Unit options and warrants granted by Cabot L.P. and Cabot Trust. Basic and diluted earnings per share were calculated as follows:

                                                           Three Months Ended     Three Months Ended
                                                           September 30, 2001     September 30, 2000
                                                           ------------------     ------------------
Basic:
Net Income                                                    $ 14,781,000           $ 13,266,000
                                                              ------------           ------------
Weighted Average Common Shares                                  41,080,000             40,624,000
                                                              ------------           ------------
Basic Earnings per Common Share                               $       0.36           $       0.33
                                                              ============           ============

Diluted:
Net Income                                                    $ 14,781,000           $ 13,266,000
Effect of Unit Options                                            (129,000)               (27,000)
                                                              ------------           ------------
Income available to Common Shareholders, as adjusted          $ 14,652,000           $ 13,239,000
                                                              ------------           ------------
Weighted Average Common Shares                                  41,080,000             40,624,000
                                                              ------------           ------------
Diluted Earnings per Common Share                             $       0.36           $       0.33
                                                              ============           ============

                             CABOT INDUSTRIAL TRUST

                              September 30, 2001

                                                           Nine Months Ended      Nine Months Ended
                                                           September 30, 2001     September 30, 2000
                                                           ------------------     ------------------
Basic:
Net Income                                                    $ 46,236,000           $ 38,999,000
                                                              ------------           ------------
Weighted Average Common Shares                                  40,797,000             40,621,000
                                                              ------------           ------------
Basic Earnings per Common Share                               $       1.13           $       0.96
                                                              ============           ============

Diluted:
Net Income                                                    $ 46,236,000           $ 38,999,000
Effect of Unit Options                                            (200,000)               (58,000)
                                                              ------------           ------------
Income available to Common Shareholders, as adjusted          $ 46,036,000           $ 38,941,000
                                                              ------------           ------------
Weighted Average Common Shares                                  40,797,000             40,621,000
                                                              ------------           ------------
Diluted Earnings per Common Share                             $       1.13           $       0.96
                                                              ============           ============

Approximately 5 million and 4 million options, which have been granted, are excluded from the above calculations of diluted earnings per share for the three and nine months ended September 30, 2001 and 2000, respectively, since the impact of consideration of these options was anti-dilutive. In addition, 750,000 warrants granted in connection with the establishment of a joint venture were excluded from the above calculation for both the three and nine months ended September 30, 2001 since the impact of consideration of these warrants was anti-dilutive.

6. Joint Venture Activity

Cabot Trust and its affiliates have entered into joint venture agreements (collectively, the Joint Ventures) with three institutional partners targeted towards investment in industrial multi-tenant and workspace properties and development of bulk distribution properties. Cabot Trust and its affiliates entered into a joint venture agreement with J.P. Morgan Partners (formerly Chase Capital Partners) on April 12, 2000. Cabot Trust subsequently entered into joint venture agreements with GE Capital Real Estate (GE) on September 5, 2000 and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-
CREF) on November 16, 2000. In connection with the formation of the joint venture with GE, Cabot Trust issued share warrants to purchase 750,000 Common Shares to GE at an exercise price of $27.00 per share for a term of five years, which had an estimated fair value of approximately $550,000 at the time of issuance. As of September 30, 2001, the investors have committed approximately $211 million in equity to the Joint Ventures of which 20% has or will be funded by Cabot L.P. or its affiliates. As of September 30, 2001, the Joint Ventures had acquired 27 industrial properties at a cost of approximately $103 million and comprising approximately 1.7 million square feet, had one 573,000 square foot project currently under development and had stabilized two other properties that were under development, totaling approximately 640,000 square feet.

Cabot Trust earned, in the aggregate, approximately $927,000 in acquisition, development and asset management fees from the Joint Ventures during the nine months ended September 30, 2001. In addition, Cabot Trust earned income of approximately $618,000 from the Joint Ventures, which are accounted for under the equity method of accounting. These amounts are included in Earnings and Fees from Joint Ventures and Advisory Clients in the accompanying consolidated condensed statements of operations.

As of September 30, 2001, Cabot Trust and its affiliates provided financing to the Joint Ventures in the form of a note receivable totaling $3,093,000. This note is expected to be repaid from the proceeds of the Joint Ventures' third party financing. During the nine months ended September 30, 2001,

                            CABOT INDUSTRIAL TRUST

                              September 30, 2001

Cabot L.P. and its affiliates earned $382,000 of interest income, which is included in Interest and Other Income in the accompanying consolidated condensed statement of operations, from this and other similar notes receivable provided to the Joint Ventures.


7. Subsequent Events

On October 28, 2001, Cabot Trust, Cabot L.P., CalWest Industrial Properties, LLC, a California limited liability company (CalWest), and Rooster Acquisition Corp., a Maryland corporation (Rooster Acquisition), entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the terms of the Merger Agreement, CalWest and Rooster Acquisition have commenced a tender offer for all of the Common Shares (including the related preferred share purchase rights) at a price equal to $24.00 per share. If there is a successful completion of the tender offer, Rooster Acquisition will be merged with and into Cabot Trust, and each outstanding Common Share, other than those held by CalWest, will be converted into the right to receive the same $24.00 price per share that is offered in the tender offer. The consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions, and therefore, it is possible that the transaction may not be completed as planned. In addition, Cabot Trust and CalWest have entered into an Option Agreement dated as of October 28, 2001 (the Option Agreement) pursuant to which Cabot Trust has granted CalWest the right, in the event the tender offer is completed and under other specified circumstances, to acquire newly issued Common Shares at a price of $24.00 per share in an amount not to exceed 19.8% of the number of outstanding Common Shares on the date the option is exercised.

In the event the transaction with CalWest is completed, total costs payable under the employment and severance arrangements covering senior executives and other employees in the event of a change in control, assuming the severance of all employees, approximate $30.7 million.

In addition, the completion of the tender offer will result in the acceleration of vesting of 2.7 million options and 656,000 distribution equivalent units issued under Cabot Trust's option plans due to a change in control.

On November 2, 2001, Cabot Trust sold one property for a sales price of approximately $5.5 million. This sale is expected to result in a net gain of approximately $1 million.

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

Introduction

Cabot Trust is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot Trust owns and operates a diversified portfolio of bulk distribution, multi-tenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. As of September 30, 2001, Cabot Trust owned 372 industrial properties. Cabot Trust also owns 20% equity interests in and provides acquisition, development, asset and property management services to three joint ventures (the Joint Ventures), which invest in and develop industrial properties.

On October 28, 2001, Cabot Trust, Cabot L.P., CalWest Industrial Properties, LLC, a California limited liability company (CalWest), and Rooster Acquisition Corp., a Maryland corporation (Rooster Acquisition), entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the terms of the Merger Agreement, CalWest and Rooster Acquisition have commenced a tender offer for all of the Common Shares (including the related preferred share purchase rights) at a price equal to $24.00 per share. If there is a successful completion of the tender offer, Rooster Acquisition will be merged with and into Cabot Trust, and each outstanding Common Share, other than those held by CalWest, will be converted into the right to receive the same $24.00 price per share that is offered in the tender offer. The consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions, and therefore, it is possible that the transactions may not be completed as planned. In addition, Cabot Trust and CalWest have entered into an Option Agreement dated as of October 28, 2001 (the Option Agreement) pursuant to which Cabot Trust has granted CalWest the right, in the event the tender offer is completed and under other specified circumstances, to acquire newly issued Common Shares at a price of $24.00 per share in an amount not to exceed 19.8% of the number of outstanding Common Shares on the date the option is exercised.

In the event the transaction with CalWest is completed, total costs payable under the employment and severance arrangements covering senior executives and other employees in the event of a change in control, assuming the severance of all employees, approximate $30.7 million.

In addition, the completion of the tender offer will result in the acceleration of vesting of 2.7 million options and 656,000 distribution equivalent units issued under Cabot Trust's option plans due to a change in control.

Results of Operations

Quarter Ended September 30, 2001 compared with Quarter Ended September 30, 2000 Net income allocable to common shareholders for the quarter ended September 30, 2001 totaled $14.8 million or $0.36 per share, compared with $13.3 million or $0.33 per share for the quarter ended September 30, 2000. The increase in net income in 2001 of approximately $1.5 million is primarily due to increased income related to acquisitions, development properties placed into service, and fees from and income generated by the Joint Ventures offset by the operations of properties disposed of and increased depreciation and amortization.

Rental revenues were $57.2 million, including tenant reimbursements of $9.1 million, for the quarter ended September 30, 2001, compared with $54.5 million, including tenant reimbursements of $7.9 million, for the quarter ended September 30, 2000. Total rental revenue of $51.8 million and $51.4 million was generated in 2001 and 2000, respectively, by the properties owned as of July 1, 2000, and still owned as of September 30, 2001, (the Quarterly Baseline Properties) and total rental revenue of

$4.8 million and $1.2 million in 2001 and 2000, respectively, was generated by the properties acquired or developed subsequent to June 30, 2000. The remainder of total rental revenue relates to properties sold in 2001 and 2000. The growth in rental revenue for the Quarterly Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 78% for the quarter ended September 30, 2001 compared with 80% for the quarter ended September 30, 2000. The decrease is primarily due to the decline in average occupancy from 97.9% for the quarter ended September 30, 2000 to 94.3% for the quarter ended September 30, 2001 and an increase in the provision for uncollectible accounts during the quarter ended September 30, 2001.

Depreciation and amortization related to real estate assets totaled $11.0 million and $10.7 million for the quarters ended September 30, 2001 and 2000, respectively. The increase reflects the acquisition of real estate assets, the placement of development properties into service, and additional deferred lease acquisition costs offset by decreased depreciation related to properties sold.

Interest expense of $11.2 million for the quarter ended September 30, 2001 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot L.P.'s Acquisition Facility and an average of $241.4 million of fixed-rate secured debt and interest expense incurred on a $5.5 million variable-rate construction loan, net of $1.3 million of interest capitalized to development projects. Interest expense of $11.4 million for the quarter ended September 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot L.P.'s Acquisition Facility and an average of $234.5 million of fixed-rate secured debt, net of $800,000 of interest capitalized to development projects.

General and administrative expense remained unchanged at $2.5 million for the quarters ended September 30, 2001 and 2000. As a percentage of rental revenues, general and administrative expense decreased to 4.4% for the quarter ended September 30, 2001 from 4.5% for the quarter ended September 30, 2000.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances, advances to the Joint Ventures, and earnings of Cabot Advisors, decreased slightly to $501,000 from $502,000 for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000. Interest and Other Income reported for the quarter ended September 30, 2001 includes interest income earned on the proceeds received from the sales of property used subsequently to acquire additional real estate assets and fees earned from the development of property in joint ventures offset by a decrease in earnings from Cabot Advisors and decreased interest income earned on invested cash balances compared to the quarter ended September 30, 2000.

Earnings and Fees from Joint Ventures and Advisory Clients consists primarily of acquisition, development and asset management fees of $232,000 earned from Joint Venture arrangements and earnings from Joint Ventures accounted for under the equity method of $267,000 for the quarter ended September 30, 2001. During the quarter ended September 30, 2000, Cabot Trust earned acquisition, development and asset management fees of $171,000 from Joint Venture arrangements and recorded earnings from Joint Ventures of $18,000. The increase in earnings from Joint Ventures is primarily due to an increase in the number of properties owned by the Joint Ventures from 14 to 30 at the end of each period.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and Cumulative Redeemable Perpetual Preferred Units. At
September 30, 2001, Cabot Trust owned approximately 94% of Cabot L.P. and the minority common equity ownership interest was approximately 6%. During the quarter ended September 30, 2001 the average minority common equity ownership interest was 6% compared to 7% for the quarter ended September 30, 2000. Dividends accruable to preferred unitholders, totaled $5.3 million for each of the quarters ended September 30, 2001 and September 30, 2000.

Nine Months Ended September 30, 2001 compared with the Nine Months Ended September 30, 2000

Net income allocable to common shareholders for the nine months ended September 30, 2001 totaled $46.2 million or $1.13 per share, compared with $39.0 million or $0.96 per share for the nine months ended September 30, 2000. The 2001 results include a gain on sale of real estate of $2.5 million, but there were no significant gains or losses on sales during the nine months ended September 30, 2000. After consideration of the impact of the gain on sale of property in 2001, the increase in net income in 2001 of approximately $4.8 million is primarily due to increased income related to acquisitions, development properties placed into service, additional income generated by the company's properties (including a significant increase in termination payments - see below for further discussion) and fees from and income generated by the Joint Ventures offset by the operations of properties disposed of, increased depreciation and amortization, interest expense and minority interest expense related primarily to preferred unitholders.

Rental revenues were $169.5 million, including tenant reimbursements of $26.8 million, for the nine months ended September 30, 2001, compared with $156.5 million, including tenant reimbursements of $22.2 million, for the nine months ended September 30, 2000. Total rental revenue of $143.4 million and $139.9 million was generated in 2001 and 2000, respectively, by the properties owned as of January 1, 2000, and still owned as of September 30, 2001, (the Baseline Properties) and total rental revenue of $24.5 million and $10.8 million in 2001 and 2000, respectively, was generated by the properties acquired or developed subsequent to December 31, 1999. The remainder of total rental revenue relates to properties sold in 2001 and 2000. The growth in rental revenue for Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals and an increase of approximately $1 million in termination payments, due primarily to a significant termination payment earned during the nine months ended September 30, 2001.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) remained unchanged at 79% for the nine months ended September 30, 2001 and 2000.

Depreciation and amortization related to real estate assets totaled $31.8 million and $31.0 million for the nine months ended September 30, 2001 and 2000, respectively. The increase reflects the acquisition of real estate assets, the placement of development properties into service and additional deferred lease acquisition costs offset by decreased depreciation related to properties sold.

Interest expense of $34.4 million for the nine months ended September 30, 2001 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot L.P.'s Acquisition Facility and an average of $243.9 million of fixed-rate secured debt and interest expense incurred on a $5.5 million variable-rate construction loan, net of $3.3 million of interest capitalized to development projects. Interest expense of $31.4 million for the nine months ended September 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot

L.P.'s Acquisition Facility and an average of $191.4 million of fixed-rate secured debt, net of $2.6 million of interest capitalized to development projects.

General and administrative expense increased by $504,000 to $7.7 million for the nine months ended September 30, 2001. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management and financing activity resulting from the increase in the number of Cabot Trust's properties from 353 to 372 at the end of each period. As a percentage of rental revenues, general and administrative expense remained unchanged at 4.6% for the each of the nine months ended September 30, 2001 and 2000.

Interest and other income, which consists primarily of interest earned on Cabot Trust's invested cash balances, advances to the Joint Ventures, and earnings of Cabot Advisors, increased to $1.7 million from $1.3 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increase is primarily due to interest income from financing provided by Cabot L.P. to the Joint Ventures, fees earned from development of property in joint ventures and interest income earned on the proceeds received from the sales of property used subsequently to acquire additional real estate assets offset by a decrease in earnings from Cabot Advisors and decreased interest earned on invested cash balances compared to the nine months ended September 30, 2000.

Earnings and Fees from Joint Ventures and Advisory Clients consists of acquisition, development and asset management fees of $1.2 million earned from Joint Venture arrangements as well as from third party clients and earnings from Joint Ventures accounted for under the equity method of $618,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, Cabot Trust earned acquisition, development and asset management fees of $349,000 from Joint Venture arrangements and recorded earnings from Joint Ventures of $38,000. The increase in earnings and fees from Joint Ventures is primarily due to an increase in the number of properties owned by the Joint Ventures from 14 to 30 at the end of each period.

During the nine months ended September 30, 2001, Cabot Trust sold eight properties resulting in a net Gain on Sale of Real Estate of $2.5 million.
There were no significant sales during the nine months ended September 30, 2000.

Minority interest expense represents net income allocable to holders of Cabot L.P. Units and Cumulative Redeemable Perpetual Preferred Units. At September 30, 2001, Cabot Trust owned approximately 94% of Cabot L.P. and the minority common equity ownership interest was approximately 6%. During the nine months ended September 30, 2001 and 2000 the average minority common equity ownership interest was 7%. Dividends accruable to preferred unitholders, totaled $15.9 million and $14.4 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. The increase in minority interest expense related to preferred unitholders is due to the issuance of additional Cumulative Redeemable Perpetual Preferred Equity.


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

On September 7, 2000, Cabot L.P. established a Medium Term Note program to issue up to $200 million of notes payable. On September 12, 2000, Cabot L.P. issued $40 million of notes payable with a coupon interest rate of 8.5% due September 15, 2010. On September 18, 2000, Cabot L.P. issued an additional $15 million of notes payable with an 8.2% coupon interest rate, due September 15, 2005.

As of September 30, 2001, Cabot L.P. had issued an aggregate of $245 million of Cumulative Redeemable Perpetual Preferred Units in seven separate transactions in 1999 and 2000. The net proceeds from these transactions were $238.2 million, which were used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of their respective issuance dates.

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

As of September 30, 2001, Cabot Trust had $239.4 million of fixed-rate debt secured by properties, $5.5 million of construction debt, $180.5 million of unsecured borrowings under its Acquisition Facility, $255.0 million of unsecured debt and a 37.8% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot Trust's total consolidated debt as a percentage of the sum of the market value of its outstanding Common Shares and Units (excluding those held by Cabot Trust), the liquidation value of Perpetual Preferred Units and total debt at September 30, 2001.

Cabot Trust and its affiliates have entered into joint venture agreements (collectively, the Joint Ventures) with three institutional partners targeted towards investment in industrial multi-tenant and workspace properties and development of bulk distribution properties. Cabot Trust and its affiliates entered into joint ventures with J.P. Morgan Partners (formerly Chase Capital Partners) on April 12, 2000. Cabot Trust subsequently entered into joint venture agreements with GE Capital Real Estate (GE) on September 5, 2000 and
Teachers Insurance and Annuity Association - College Retirement Fund   (TIAA-
CREF) on November 16, 2000. Share warrants with an estimated value of approximately $550,000 were issued to GE in connection with the formation of the Joint Ventures. As of September 30, 2001, these ventures had acquired 27 industrial properties at a cost of approximately $103 million and comprising approximately 1.7 million square feet, had one 573,000 square foot project currently under development and had stabilized two other properties that were under development, totaling approximately 640,000 square feet. As of September 30, 2001, the investors have committed approximately $211 million in equity to the ventures of which 20% has or will be funded by Cabot Trust.

On November 2, 2001, Cabot Trust sold one property for a sales price of approximately $5.5 million. This sale is expected to result in a net gain of approximatley $1 million.

Cash and cash equivalents totaled $372,000 at September 30, 2001. Cash provided by operating activities for the nine months ended September 30, 2001 was $96.8 million.


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

The ratio of earnings to fixed charges was 1.81x for the three months ended September 30, 2001 compared to 1.76x for the three months ended September 30, 2000. The increase is primarily due to increased income related to acquisitions, development properties placed into service, fees and income generated by the Joint Ventures and the gain on sale of property, offset by the operations of properties disposed of and increased depreciation and amortization as discussed in the "Results of Operations" above.

The ratio of earnings to fixed charges was 1.86x for the nine months ended September 30, 2001 compared to 1.81x for the nine months ended September 30, 2000. The increase is primarily due to increased income related to acquisitions, development properties placed into service, additional income generated by Cabot Trust's properties (including a significant increase in termination payments), fees and income generated by the Joint Ventures and the gain on sale of property, offset by the operations of properties disposed of, an increase in minority interest expense, preferred unitholders and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

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

Item 3.    Defaults Upon Senior Securities
               Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
               Not Applicable

Item 5.    Other Information
               Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

               (a)  Exhibits

                       2.1 Agreement and Plan of Merger, dated as of October 28, 2001, by and among CalWest Industrial Properties, LLC, Rooster Acquisition Corp., Cabot Industrial Trust and Cabot Industrial Properties, L.P. Incorporated by reference to exhibit 2.1 to Cabot Trust's 8-K filed on October 30, 2001.

                      10.1 Option Agreement, dated as of October 28, 2001, between Cabot Industrial Trust and CalWest Industrial Properties, LLC. Incorporated by reference to exhibit 10.1 to Cabot Trust's 8-K filed on October 30, 2001.

                      99.1 Press Release dated as of October 28, 2001. Incorporated by reference to exhibit 99.1 to Cabot Trust's 8-K filed on October 30, 2001


               (b)  Reports on Form 8-K

                      On October 30, 2001, Cabot Trust filed a Form 8-K dated October 29, 2001, to report information under Item 5 of Form 8-K, including documents relating to an Agreement and Plan of Merger between Cabot Industrial Trust, Cabot Industrial Properties, L.P., CalWest Industrial Properties, LLC and Rooster Acquisition Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of November 2001.


                                   CABOT INDUSTRIAL TRUST
                                   --------------------------------------
                                   Registrant


November 13, 2001                  /s/ Neil E. Waisnor
-------------------------          --------------------------------------
        Date                       Neil E. Waisnor
                                   Senior Vice President-Finance, Treasurer,
                                   Secretary


November 13, 2001                  /s/ Robert E. Patterson
-------------------------          --------------------------------------
        Date                       Robert E. Patterson
                                   President